Form 10-K
period 1995-10-31
PHOENIX RESOURCES TECHNOLOGIES INC
filed 1996-06-20
CIK 808575

FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


For the fiscal year ended October 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 1-10987; 0-19708

                      PHOENIX RESOURCES TECHNOLOGIES, INC.

State or other jurisdiction of                (I.R.S. Employer
incorporation or organization                  Identification No.)

NEVADA                                         84-1034982

PHOENIX RESOURCES TECHNOLOGIES, INC.
8283 North Hayden Road, Suite 128
Scottsdale, Arizona  85258

(602) 905-1320

Securities registered pursuant to Section 12(b) of the Act:

Title of Securities                 Exchanges on which Registered

None.

Securities registered pursuant to section 12(g) of the Act:

COMMON STOCK
***

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act ofv1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject tosuch filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date.

Title                                        Outstanding

Common Stock                                 9,164,891 as of May 3, 1996

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

ITEM 1.   BUSINESS.

     (a)  General Development of Business

     Phoenix Resources Technologies, Inc. ("Phoenix Resources" or "Company"), formerly named Hughes Resources, Inc., was originally organized in the State of Colorado ("Firma, Inc.") as a corporation organized to take advantage of unspecified business opportunities in 1986. On June 3, 1991, pursuant to a reorganization agreement, Firma, Inc. merged with Hughes Wood Products, Inc., ("HWP"), a Texas corporation, principally owned by Mr. James E. Hughes, Sr., whereby Hughes Resources, Inc. became the named successor and parent corporation and HWP became its subsidiary.

     Since 1991 the Company has been in the business of logging, milling, and treating wood products in eastern Texas and western Louisiana through its subsidiaries, Hughes Wood Products, Inc. ("HWP") and Houston Woodtech, Inc. HWP has been in the wood products industry since 1977. In May 1994, with an interest to eventually divest the Wood Products division from the corporation, the Board of Directors considered expanding the Companys business to outside the wood products industry, and formed a wholly owned subsidiary, Hughes Enterprises, Inc. "HEI". The Company formed and provided minimal capitalization to HEI, but at meetings and in discussions among the board members in October and November 1994, the Board determined that HEIs prospective business did not provide the possibilities for expansion and growth initially believed and the cash required to support HEIs operations was more than Hughes Resources could prudently provide. The Company conveyed its interest in HEI to Charles Masters, a director of the Company until January 1995, in exchange for a $200,000.00 unsecured promissory note from Mr. Masters, bearing interest at 10% per annum, payable in full by October 31, 1995. Mr. Masters has since defaulted on his obligation to repay this note on October 31, 1995. The Board has not determined whether it will pursue legal action in enforcing its interest in the promissory note against Mr. Masters. However, the Board has tentatively determined that due to the fact that the note is unsecured and Mr. Masters is of limited resources, the probable benefits to be derived from such action will be less than the costs likely to be incurred in bringing it. As such, the Company has written off this amount as uncollectable.

     Also in May 1994, the Company had determined that its investment in the wood products industry was not providing the return and benefit to the shareholders which the board determined was appropriate. At that time, the Board agreed to proceed to divest the Company of its investment in HWP. Mr. James Hughes, Chairman of the Board, President, and a significant shareholder, offered to purchase HWP (including all of the Companys lumber, milling and treatment operations and related assets and liabilities) in exchange for cancellation of all shares and options to acquire shares of the Companys common stock he owns, as well as paying the Company cash or other assets so that the Company receives assets of a fair market value equal to the value it would be conveying to Mr. Hughes.

     In a Board meeting on March 3, 1995, the Company reviewed several proposals presented to it that past week and settled on entering into the oil and gas industry by acquiring six oil and gas wells located in Louisiana from Southwest Holdings, Inc., ("Southwest") a company, organized under the laws of the British Virgin Islands that is in the business of buying, selling and trading oil and gas properties. By dividing itself into two divisions, the Energy Division and the Wood Products Division, the Company has expanded in size and asset holdings considerably during the past fiscal year. Since this acquisition, the Company has rapidly expanded its Energy Division while its Wood Products operations have continued to appreciate at a marginal rate.

     (b)  Acquisitions and Development of the Energy Division

          1)   Louisiana Oil and Gas Wells and Land

     On March 9, 1995, the Company entered into the oil and gas industry through the purchase of working interests in six oil and gas wells and approximately seventeen acres of proven surrounding land. One well is located in Vermillion Parish, known as the MAYO 12700 RA VUA, Lily B Huval No. 1. The other five wells are located upon the Robert Beech Lease, in Trout Creek Field, La Salle Parish, Louisiana. The Beech lease consists of these five wells and approximately seventeen acres of surrounding undeveloped land. Three of the Robert Beech lease wells are currently in production and two have workovers planned. The average production from this lease is, as of March 15, 1995, approximately 10-12 barrels per day. It is expected, although not certain, that this will increase to 20 barrels per day after the work-overs are completed. The estimated cost of these workovers are approximately ten thousand dollars. At present, in aggregate these Beech lease wells are operating at an operational deficit of approximately four to five thousand dollars per month. Much of this excess operating costs is attributable to the repairs that are being conducted by Crown Operating Company, Inc. This is expected to change upon the completion of the planned work overs. The Vermillion Parish well, Lily B. HUVAL No. 1, is also presently scheduled for a work-over to remove excess salt water that has entered into this well.

     Much like many of the surrounding wells in the area, the HUVAL No. 1 is a water driven well and entry of salt water is a common problem. It is expected that such a workover will cost approximately fifty thousand dollars. Upon completion of this work-over, the HUVAL well is expected to produce a profitable amount of natural gas per month. The Louisiana oil wells and property were acquired by the Company by way of an asset purchase agreement executed on February 28, 1995 with Southwest Holdings, Inc., a Company registered in the British Virgin Islands, and substantially controlled and operated by Mr. James
R. Ray, the Registrants current President, CEO and Chairman of the Board. In exchange for acquiring Southwests interests in the Louisiana assets, the Company issued 8,291,000 shares of common stock and authorized and issued 200,000 shares of its Class A convertible preferred stock to Southwest and its affiliates. (See also Item 13 - Infra.) The Series A convertible preferred stock, par value of $0.01, contains a five percent non-cumulative dividend preference, payable semiannually in arrears to its holders. In addition, the Series A Convertible Preferred Stock has a right of redemption by the Company which can only be exercised after six months from the date of issuance and each Series A Convertible Preferred Stock is convertible into five shares of common stock upon the default of any two consecutive semi-annual dividend payments to its holders. The Louisiana oil and gas wells and surrounding acreage were previously owned and operated by J.A.D.E. Petroleum, Inc., a Texas corporation previously owned and operated by Mr. James E. Hughes, Sr. However Mr. Hughes in a prior transaction sold his complete interests in J.A.D.E. Petroleum by transferring all of the issued and outstanding common stock of this corporation to Southwest Holdings, Inc. As of the date of filing this annual report, the Louisiana Oil and Gas wells have not been recorded as having being assigned to the Company from Southwest Holdings, Inc. The Chairman of the Board of the Company has stated that the assignments not being recorded is an oversight and will be promptly done. Southwest, by way of the Chairman of the Company, has indicated its intention to file such assignments promptly. (See also Item 13)

          2)   West Virginia Oil and Gas Wells, Gas Pipelines,
               Drilling Contracts and Equipment

     The Company has also acquired several additional assets in the oil and gas industry this past fiscal year. On July 10, 1995 the Company entered into an asset purchase agreements with Top Drilling, Inc., HAH Petroleum, Inc., and Mr. Warren Haught to purchase certain oil and gas drilling equipment, approximatelty
1.95 acres of real property located in Ritchie County, West Virginia, certain existing contracts for the drilling of oil and gas wells in Lewis County, West Virginia, net royalty interests and/or working interests in three hundred and seventy eight oil and gas wells located in the following counties in West
Virginia: Braxton, Calhoun, Doddridge, Gilmer, Pleasants, Ritchie, Taylor, Tyler, Washington, and Wood counties. In addition, the company acquired a fifty mile long gas gathering and transporting system (called the Panther system) which includes transporting lines in excess of fifty miles. (All assets described in paragraph herein above referred to as "Haught Assets"). The Company contracted to acquire the Haught Assets with Top Drilling, Inc., a company which owns, operates and currently possesses the oil and gas drilling equipment and land in Ritchie County, and with HAH Petroleum, Inc., the company having the all of the interests in the Panther gas gathering and transportation system and having interests in the oil and gas wells in the several West Virginia counties described above. Both Top Drilling and HAH Petroleum are companies substantially controlled, owned and operated either directly or indirectly by the Haught family.

     The Company acquired the Haught Assets in exchange for the authorization and issuance to Top Drilling, HAH Petroleum, Haught, and/or their assigns, the issuance of two new series of Preferred Stock: one million (1,000,000) shares of the Companys Series C Convertible Preferred Stock and one million (1,000,000) shares of its Series D Convertible Preferred Stock, for a total value of eight million dollars ($8,000,000). Both Series C and Series D having a par value of $0.001, and convertible on a one to five basis, where one Series C Convertible Preferred Stock is convertible into five shares of common stock and one Series D Convertible Preferred Stock is convertible into five shares of common stock. The Series C Convertible Preferred Stock has a redemption value of $5,000,000, where such redemption privilege is exercisable on or after May 1, 1996. The Series D Convertible Preferred Stock has a redemption value of $3,000,000 and is redeemable on or after August 1, 1995. The estimated combined value of the Haught Assets is in excess of twenty three million dollars. In a separate letter agreement with Mr. Warren Haught also dated July 10, 1995, the Company agreed, as part of the purchase of the above mentioned Haught Assets: to redeem all of its Series D Convertible Preferred Stock for three million dollars ($3,000,000) on or before January 31, 1996, pursuant to a successful sale of warrants to be registered by the Company and issued prior to that date; covenanted not to convey the Haught Assets until the redemption rights have been fully exercised on the Series D Convertible Preferred Stock; agreed to issue a dividend of 4% to its Series D holders with rights not subordinate to that of its Series A outstanding dividend preferences, where such dividend payments are to be paid on a monthly pro rata basis; and agreed to provide Mr. Warren Haught a seat on the Board of Directors, Presidency of the Energy Division of the Company as well as an annual salary of $60,000.00 plus bonuses. The Company further warranted that if it was completely unsuccessful in its intended warrant sales used to finance the redemption, it would turn over control of the Company to Mr. Warren Haught, or his assigns. However, although the Company was unsuccessful in making any monthly dividend payments to its Series D Convertible Preferred Stockholders, nor was it successful in raising the necessary capital through any warrant issuance to satisfy its redemption covenant prior to the January 31, 1996 deadline, representatives of Top Drilling Inc. and HAH Petroleum, Inc., in a letter Dated December 25, 1995, agreed to waive their rights to obtain control of the corporation and have recently confirmed their waiver of any past and accrued dividend payments owing as holders of Series D Convertible Preferred Stock. Although it is not certain whether all of the conditions of the above purchase of assets has been completed, the company has secured and recorded assignments to the Haught Assets in West Virginia. Although such dividend payments have been waived, such payments could not be made to any party due to a restrictive covenant within the Registrant's obligation with AG-PCA. (See Item 7
- - infra.)

     The consolidation of operations in its newly formed Energy Division has not been completed as of the date of filing this report. Currently, although it has entered into binding contractual agreements with Mr. Warren Haught, Top Drilling, Inc, and HAH Petroleum, Inc., the Company has not yet taken physical control of the oil and gas drilling equipment or property in Ritchie County, West Virginia. In addition, all revenues from the working and royalty interests in the 378 oil wells and gas gathering and transportation system are not being currently consolidated within the Energy Divisions operations. However, the Company has been able to obtain assurances that all proceeds in excess of current operation costs in the Haught Assets are being reinvested in work over projects on the existing properties. Although the redemption right for three million dollars of the Series D convertible preferred stock has been waived by representatives of the Haught Assets, it is estimated by management that failure on the part of the Company to obtain financing within the next twelve months may further delay the consolidation of operations over the Haught Assets by the Company. However, the Company is assured and expects the responsible parties to fully implement its plan of consolidating all of its oil and gas operations within its Energy Division.

          3)   Egan, Louisiana Oil Refinery

     In a Board meeting on August 15, 1995, the Board discussed the proposed purchase of a refinery located in Egan, Louisiana, reviewing an appraisal of the facility dated in January, 1995 and discussed the plan of utilization by the Company. At the time of consideration the Refinery was not operating. In addition, the Board agreed to give Mr. James E. Hughes, Sr. a ninety day non-extendible option to repurchase the refinery for the same amount of consideration paid by the Company in the event that the purchase of the refinery proved to be unprofitable. Mr. Hughes had originally owned and operated the refinery and owned all of the issued and outstanding stock of U.S. Refining, Inc., prior to selling his interests in U.S. Refining earlier that year to a corporation unrelated to Pacific. After discussion, the Board entered into a stock purchase agreement with Universal Pacific Reinsurance Co. ("Pacific"), a company organized under the laws of the Marshall Islands, in exchange for 1,600,000 shares of common stock of the Company, and a promissory note in the amount of $3,000,000, payable within sixty days. The repayment terms included the accrual of interest at a rate of 8% if the note was not fully paid within the sixty days and an increase to the overall accrued interest and a rate of 10% thereafter.


     On October 23, 1995 the Board convened in a special meeting to discuss the status of the Louisiana refinery project. The Board stated that after further study of the project during the past ninety days, the following problems had emerged: (a) the Board had discovered that the ingress and egress of barges in the canal appurtenant to the refinery was limited only to small barges due to a railroad threstle that existed in the canal, making it economically unusable to refine crude; (b) the proposed use as a blending facility would not be available for the foreseeable future, and the stock of crude products were not presently available and may not be available for some time. In addition, the Board discussed Mr. James Hughes, Sr. offer to purchase the refinery through the assumption of the $3,000,000 note in favor of Pacific and the payment of cash or other assets by Mr. Hughes in the amount of $2,500,000. Upon further discussion the board agreed to accept Mr. Hughes proposal. On October 23, 1995, the Company entered into an asset purchase agreement with James E. Hughes under the terms as described above. Mr. James E. Hughes, Sr. assumed the debt owed to Pacific and contributed 250,000 shares in Stratford Acquisitions, Inc., which traded on the OTC/ Bulletin Board in excess of $11.00 per share. The Board agreed that receipt of these shares was fair compensation for the $2,500,000 outstanding on the refinery purchase.

     (c)  Wood Products Division

     As described above the Company, through its subsidiaries HWP and Houston Wood Tech, Inc., is engaged in six different business segments within the wood products industry: sawmilling, planing high grade hardwood lumber,logging, pole milling, wood preserving, and wood preserving--export. The Companys operations are located in the continental United States. The following describes the Companys operations within the wood products industry.

          1)   Description of the Business - Wood Products Industry

     As noted above, the Company is engaged in business in five industry segments in the wood products industry. A brief description of these segments is as follows. The sawmilling segment is primarily engaged in manufacturing lumber and timbers from logs and producing specialty lumber products, together with by-products of such operations including woodchips, shavings and sawdust. These operations are located at the Companys sawmill in Bon Wier, Texas. The pole milling segment is engaged in debarking logs and producing poles, and producing woodchips as a by-product. The installation of the pole mill was completed in September 1992. These operations are located at the Companys pole mill in DeQuincy, Louisiana.

     The hardwood segment is engaged in planing high grade hardwood lumber. The resulting products are mostly used by furniture manufacturers.

     Operations in the logging segment include cutting and hauling timber to mills for further processing.

     The wood preserving segment, which commenced in October 1990 with the formation of HWT is primarily engaged in treating lumber with chemicals to protect against the elements, fire and insects. These operations are located in Houston, Texas.

     The wood preserving -exporting segment is engaged in the treating of poles with chemicals to protect against the elements, fire, and insects. The resulting products are mostly used for utility purposes for telecommunications in Mexico. These operations are located in Schertz, Texas, near San Antonio.

          2)   Products

     The Company produces a number of different products which are utilized by domestic and foreign companies. Briefly these include structural timbers, decking lumber, and pressure treated wood products for landscaping and commercial construction.

     Poles. The Company produces utility poles, piling and construction poles at its manufacturing facility at DeQuincy, Louisiana. The poles are generally 20 feet to 70 feet in length and conform to ANSI and ASTM Standards.

     Some of these products are shipped to the HWP plant in Schertz, Texas and to the HWT plant in Houston, Texas, for treatment, and then sold in both the domestic and export markets. They are also sold to various other treating companies throughout the U.S.

     Debarked Logs. Debarked logs are timber removed from forests which have the bark removed and undergo little additional milling or processing. During fiscal years prior to 1995, the Company sold debarked log to a customer who exported the logs to foreign buyers. There were no significant sales of debarked logs during the fiscal year ended October 31, 1995, because of the dollar and foreign currency fluctuations.

     Lumber. The Company produces a diverse line of lumber products, including structural timbers and decking. These products are manufactured at its mill in Bon Wier, Texas, which is designed to cut large timbers. Structural grade timbers up to 40 feet in length have been cut to fill special orders. Slabs are cut from the sides of the round logs as they are squared into timbers, and further processed into radius-edged decking which is used for patios, board walks, decks and other items.

     HWPs market strategy is to avoid competition in the notoriously cyclical housing market which is supplied by major companies involved in the wood products industry. The housing market is geared to the use of "dimension" lumber sizes such as "2"x "4" and "2"x "6". Most of the Companys manufactured product is destined for construction applications such as barns, sheds, fences, bulkheads, piers, pilings, bridges, etc. The Company believes that this market is more stable and better suited to the smaller mill operator. The Company generally does not manufacture dimension lumber for the mass market.

     Treated Wood Products. HWT sells wood products pressure- treated with CCA (an inert copper, chromium, arsenic compound) *as a preservative. Wood so treated is resistant to deterioration commonly associated with exposure to the elements. Fire retardant is also applied to plywood and other items used mostly in multi-family dwelling construction. HWT also produces lattice and other specialty items which are primarily sold to the home improvement and landscaping businesses.

     Logging operations. The Company has arrangements with other forest products companies which allows the Company to harvest and remove timber from their properties.

     Treated Wood Products for Export. In November 1991, the Company executed and began shipment against a contract for the delivery of telephone poles (treated with CCA) to buyers in Mexico. The Companys San Antonio plant is the point of shipment of the poles which are currently purchased in untreated form from HWPs DeQuincy pole mill and from unrelated parties.

     Raw Materials. The raw material for the Companys operations is standing timber which grows in forests in Louisiana and Texas. Although the Company owns a small amount of timberlands, it is primarily dependent on timber deeds, which provide the Company with the ability to harvest timber from the lands of others. In most cases, the individual contracts under which the Company has operated are of short duration, but the Company has had several years experience with the property owners, who have renewed existing contracts with the Company or have granted the Company new contracts. Because of the limited number of contractors and the amount of timber available, the Company does not believe that there will be a shortage of raw materials for its operations.

     There are two basic types of timber: hardwood and softwood. Due to its long fiber and other characteristics, softwood is generally preferred for construction lumber and plywood and for paper products requiring strength. Some hardwoods are preferred for lumber and veneer and are used primarily in the manufacture of furniture, while other hardwoods with relatively short fibers are valuable in the production of tissue, toweling and fine papers. Although many types of timber may be suitable for a variety of uses, southern pine has generally been one of the most marketable species in the construction industry due to its strength and multiple use characteristics.

     Most of the Companys available supply of timber consists of softwood, principally southern pine. Climate, site arid soil conditions typically cause softwood timber in the southern states to maintain a relatively high growth rate in early years which allows for management on a relatively short rotation or harvest cycle of 25 to 35 years, as compared with the Pacific Northwest and the Rocky Mountain areas, which have a rotation or harvest cycle of 40 to 50 and 70 to 90 years respectively.

     Although the end use of timber is determined by economic and market conditions, as well as timber size, softwood timber from larger diameter trees is typically processed into lumber and plywood, while smaller timber may be used for poles or wood chips. The Companys supply of timber is centrally located to a number of wood chip and pulp mill factories, including the Companys two mills.

     With respect to timber deeds, the Company will generally cut trees in areas or of diameters specified by the timber owner. In some cases, the timber owner will specify the individual trees to be cut.

     During 1993 and 1994 there were various suppliers of timber, none of which was individually significant to the Company. The Company does not believe that the loss of any supplier would adversely affect its operations because of the availability of other sources at reasonable prices.

          3)   Industry Conditions

     Competing in the specialty market as opposed to the dimension lumber market insulates the Company from many of the cyclical fluctuations commonly associated with residential construction aCtivity. Due to various factors, net sales from the Companys saw milling operations have increased during the past several years despite problems in the housing industry.

     Environmental and political pressures which have adversely affected the industry in the Northwest have not been manifest in the south. The vast majority of the timberlands in HWPs region are privately owned. Much of the private land is managed as timber plantations and has already been cut several times. Based on available information the Company believes that more wood fiber is being grown in the south than is being harvested. This bodes well for the continued supply of raw material to HWPs mills.

     Interest in southern pine has been on the increase in foreign markets for the past several years due to its appealing properties of strength, appearance, and ability to be treated for preservation. It is expected that the demand will continue to increase due to the increasing scarcity of countries capable of or willing to supply wood and wood products. In the northwest United States as well as the rain forest regions of Central and South America and the Pacific Basin pressures have increased to restrict harvesting natural resources. These pressures combine to make the southern pine and the managed forests of the South an area of strengthening interest.

          4)   Marketing. Competition and Business Strategy

     The present intention of the Company is to divest its Wood Products Division or a significant portion of the Wood Products assets, through a sale to James E. Hughes, Sr., in exchange for additional oil and gas properties. As discussed under Item 1(e), Item 3 and Item 7 below, the sale of Hughes Wood Products, Inc. has been a contested issue within management. The former Chairman of the Board, Mr. James E. Hughes, is of the opinion that he has purchased HWP pursuant to an agreement entered on or about January 31, 1996. The manner in which this transaction occurred, and the significant amount of assets sought to be disposed of, may require appropriate shareholder approval by vote and a fairness opinion.

     (c)  Other Corporate Matters

     The Company changed its executive offices from Newton, Texas to Scottsdale, Arizona on March 6, 1995. Its new corporate headquarters are located at 8283 North Hayden Road, Suite 128, Scottsdale, Arizona, 85204 and its telephone number its (602) 905 - 1320.

     On March 10, 1995, pursuant to its filing of a post effective amendment No. 1 to its Form S-1 Registration statement ( which became effective on February 3,
1992) and a Form 15 with by the Securities and Exchange Commission, the Company, pursuant to Rule 12d2-2(d)of the Securities Exchange Act, effectively deregistered 966,000 of the Companys common stock, underlying redeemable Class A Common Stock Purchase Warrants and 966,000 of the Companys common stock underlying redeemable Class B Common Stock Purchase Warrants and 263,284 Shares of the Registrants common stock being offered by selling shareholders.

     On April  21,  1995 the  Company  entered  into an  agreement  with  Martin
Goldberg, a financial consultant to assist in the handling of all public relations, and to assist the company in securing financing for the Company. The company issued one hundred thousand shares, post one for ten reverse split, of its Form S-8 registered securities in consideration for Mr. Goldbergs services.

     On July 5, 1995, by way of entering into a plan of merger with a similarly structured corporation in the state of Nevada, the Company changed its domicile from the State of Colorado to that of Nevada. The Articles of Merger, filed with the State Department of Corporations in Nevada and Colorado, contemplated that the approval, adoption and recommendation of the Plan of Merger was duly authorized and approved pursuant to the exemptive provisions found in Title 7,
Section 111- 103 of the Colorado Business Corporations Act.

     On July 31, 1995 the Company performed a one for ten reverse stock split of its issued and outstanding common stock. There was no change in the par value or any name change of the Company at the time. The Company had also changed its transfer agent to IDATA, Inc. of Dallas, Texas.

     On October 3, 1995, the Company filed an amendment to its existing Employee Benefit Plan Registration Statement on Form S-8 by filing an amendment thereto to register an additional two million shares of the Companys common stock, rendering a total of six million shares available under this plan. Increase in Authorized Securities - On August 21, 1995 the Board of Directors of the Company agreed to increase the amount of authorized common stock shares from twenty six million to one hundred million and increased the aggregate amount of authorized preferred stock shares from ten million to fifty million shares.

     On February 1, 1996, the Company changed its name to "Phoenix Resources Technologies, Inc." from "Hughes Resources, Inc."

ITEM 2.   PROPERTIES.

Executive and Administrative Offices

     The Company currently leases its offices in Scottsdale, Arizona. The facility is approximately 1600 square feet and has the office of the Chairman and his assistant. The Company also owns its executive building in Newton, Texas, which it purchased in September 1992, from an unaffiliated party. This building is occupied by the Company. It consists of approximately 3,000 square feet and is adequate for the Companys needs at present.

Oil and Gas Properties

     The Company owns and conducts oil and gas production operations on the Robert Beech Lease - which is situated upon seventeen acres of undeveloped and proven reserves land, located in Trout Creek Field, Sec. 34, T8N, R2E, La Salle Parish, Louisiana. With its recent acquisition of the oil and gas drilling equipment from Top Drilling, Inc., the Company has the ability to explore for additional wells on this property. All records of title to such drilling equipment remains within the control of Top Drilling, Inc. and its affiliated entities.A partial list of the major items included in the drilling equipment includes: a Freuhauf ALIA-ISAI float trailer, 40 overall, 40 flat deck; a van trailer, tandem axle; a 35 ton lowboy trailer 34; eight float trailers; 1978 Ford Flat Bed Truck; 1978 Vacuum Truck; 1982 FORD F-250 Four wheel drive; 1980 HACK winth Truck Mack Diesel; 1974 winth Truck Mack Diesel; forklift, backhoe, Ditch trencher, crawler tractor, 6-crawler tracktor; 1981 JOY WB-12 Booster; Gardner Denver booster; Gardner Denver air compressors; 4 LEROI air packages soap pump mounted on float trailer; Witchex double drum drilling rig; Wilson Mogul single drum drilling rig; Martin Decker Weight Indicator; Wilson 100 ton blocks; Gardner Denver 150 ton swivel; Witchex R-3 double drum w/ air clutches drilling rig; CABOT-FRANKS DTM Cruiser.

     Phoenix Resources also acquired two tracts of land in Ritchie County, West Virginia pursuant to the Top Drilling, Inc. asset purchase agreement. One tract contains approximately 1.40 acres and the other contains approximately .55 of an acre. The real estate purchased was subject to a judgement totaling $45,625 which would entitle the holder of the judgement to the first proceeds from any sale of the real property.

Milling and Processing Properties

     HWP owns 150 acres of land, a saw mill, related equipment for the saw mill in Bon Wier, Texas. HWP acquired this property from an unaffiliated party in 1977. This mill has a capacity of 1,400,000 board feet per month. In 1991, the Company added a boiler and dry kiln to the Bon Wier mill to replace the existing kiln.

     HWP also owns approximately 140 acres and a chip/debarking mill and a pole mill in DeQunicy, Louisiana. Eighty acres were acquired in 1989 from an unaffiliated party for $160,000, and 60 acres were acquired from another unaffiliated party in 1990 at a cost of $115,000. The DeQuincy chip/debarking mill has a capacity of approximately 20,000 tons of debarked logs per month. Chips produced by the mill are sold to manufacturers of pulp and paper. The pole mill is capable of producing approximately 600 poles measuring 25 feet or more. The pole mill operates five days a week. These poles are shipped to the Companys Shertz, Texas plant for treatment and further shipment to Mexico.

     In October 1990, the Company, through its wholly-owned subsidiary Houston Wood Tech, acquired a wood treatment facility in Houston, Texas from an unaffiliated person, Houston Chemical Services, Inc. The wood treatment facility consists of an 80,000 board foot kiln, treating cylinders, storage tanks, buildings, and equipment.

     In September 1991 the Company leased a 13 acre treatment facility in San Antonio, Texas, from an unrelated party and in February 1993, exercised its option to purchase the facility for $400,000. This purchase was financed by the Companys former President, James E. Hughes, Sr.


ITEM 3.   LEGAL PROCEEDINGS.

     There were no significant or material legal proceedings that occurred during the fourth quarter of the 1995 fiscal year. In a subsequent event, on May 1, 1996 the Company, acting through its agent Mr. James R. Ray, filed suit in the United States District Court for the Northern District of Texas, Case No. 3-960V1000-D, against the former chairman of the Board, James E. Hughes, Sr., its former auditors, Langley, Williams & Company, as well as other related individuals. The suit was dismissed by the Company in order so that all parties could cooperate in the preparation and filing of the Companys delinquent Form 10-K annual report for fiscal year end 1995. At this time, however, there is no clear evidence that the allegations made in the lawsuit are with our without merit. The lawsuit has been dismissed without prejudice. The disputes alleged in this lawsuit arise from certain obligations to perform that were alleged to have been breached by the parties in their contract dated January 31, 1996. It is anticipated that an acceptable divestiture of assets will be reached between the parties within a few months, however the Company cannot give any assurances that this lawsuit or similar suits between the parties will not be reasserted or asserted in the future.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no submissions of any matters to a vote of security holders during the fourth quarter of the 1995 fiscal year.

ITEM  5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     The Registrants common stock, until April 24, 1996, was publicly traded on the National Association of Securities Dealers, Inc. Automated Quotation System under the symbol of "PRTI", within the NASDAQ Small Cap market. In addition, the Registrants common stock was cross listed and traded under the Symbol of "HRS", on the Boston Stock Exchange until May 20, 1996, at which time it was deregistered by the Exchange. The Registrants common stock which is registered pursuant to Section 12(g) of the Securities Exchange Act, was removed from listing and trading was suspended from the NASDAQ Stock Market and the Boston Stock Exchange due to the Companys delinquency in filing its annual report and in preparing and submitting LAS application forms with NASDAQ to list additional securities issued in conjunction with its financing and acquisition activities during the fiscal year. However, the Registrant intends to reapply for listing its registered common stock on both NASDAQ and the Boston Stock Exchange upon the filing of and becoming current with its annual and periodic filing requirements. The range of high and low bid quotations for the Companys common stock as provided by the Electronic Bulletin Board and NASDAQ for the past two years in provided below. These over the counter market quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

                              HIGH BID            LOW BID
                              --------            -------
1994 FISCAL YEAR
- ----------------

First Quarter                 $1.56               $1.12
Second Quarter                $1.31               $0.87
Third Quarter                 $1.44               $0.75
Fourth Quarter                $1.12               $0.50

1995 FISCAL YEAR
- ----------------

First Quarter                 $0.94               $0.44
Second Quarter                $0.87               $0.44
Third Quarter                 $0.75               $0.12
Fourth Quarter                $1.25               $0.63


Item 6.  Selected Financial Data.

     The following information has been derived from the financial statements of the Company appearing elsewhere in this Annual Report, and should be read in conjunction with the financial statements and notes thereto. The per share amount and the weighted average number of shares outstanding have been adjusted to give effect to the stock splits approved by the Companys shareholders in June and December 1991 and July 31, 1995.

Balance Sheet Data  (In thousands):

                               1995        1994       1993       1992       1991

Current Assets             $  7,174    $  7,364   $  6,687   $  5,602   $  3,494
Total Assets                 26,367      14,138     12,236     10,615      6,785
Long Term Debt (less
   current maturities)          888       3,636      3,466        954      1,242
Total Liabilities             9,967       8,393      5,977      4,549      4,536
Stockholders Equity         16,398       5,745      6,259      6,066      2,249
Working Capital
   (Deficit)                 (1,518)      2,715      4,283      2,006        441

The Company has never paid a dividend.

Operations Summary  (In thousands, except per share data)

                           1995        1994        1993         1992       1991

Net Sales              $ 26,462    $ 28,029    $ 29,217     $ 25,867   $ 25,601
Net Sales less Cost
   of Sales (Gross
   Profit)                2,541       3,697       2,991        1,461      2,599

Net Income (Loss)
   before other expenses
   and provision for
   income taxes and
   extraordinary item    (2,927)        234         303         (752)       973

Net Income (Loss)        (3,538)        (35)        193         (496)       500

Net Income per
   share of Common
   Stock (Adjusted by
   1995 Reverse Stock
   Split)                 (2.08)   $   (.07)   $    .40     $  (1.00)  $   1.00


ITEM 7 - MANAGEMENTS DISCUSSION AND ANALYSIS

     During the fiscal year ended October 31, 1995, the Company has entered into the Oil and Gas Industry through the acquisition of oil and gas wells in Louisiana and West Virginia, a gas gathering system in West Virginia and the purchase of a drilling company including several drilling rigs and other equipment which are also located in West Virginia. The Company has issued its restricted common stock and two newly authorized and issued series of convertible preferred stock as consideration for these asset acquisitions. Management control has changed as a result of entering into these asset purchase transactions through the election and nomination of James R. Ray as President and Director of the Company, and the election and nomination of Warren Haught as President of the Companys Energy Division and as a member of the Board of Directors. In addition, Mr. James E. Hughes, Sr., the former President and Chairman of the Board of the Company and its current President of its subsidiary, Hughes Wood Products, Inc, resigned his position as President of the Company pursuant to the election of Mr. James Ray to that position in early March, 1995. However, Mr. Hughes has remained President of Hughes Wood Products, Inc. thereafter, and recently resigned on January 22, 1996 from the Board of Directors of the Registrant. The Company also changed its corporate headquarters from Newton, Texas to Scottsdale, Arizona on March 6, 1995, although its wood products operations remain and continue to be located in Newton, Texas. In a subsequent and "post 1995" fiscal year transaction, the Company agreed to sell a major portion of its Wood Products assets to Mr. James E. Hughes, Sr., pursuant to a stock purchase agreement that was executed on January 31, 1996. This agreement required that in exchange of all of the issued and outstanding stock of Hughes Wood Products, Inc., the Company would acquire 49 oil and gas wells from Mr. Hughes which were valued at approximately two million three hundred thiry thousand dollars ($2,330,000.00).

     In addition, the Company agreed to assume or liquidate certain secured third party debt obligations which encumbered the assets of the Company including its subsidiaries and assets personally owned by Mr. Hughes, Sr., Hughes Wood Products and which were also personnaly guaranteed by Mr. James Hughes, Sr. as a condition of full performance under the contract. However, a dispute ensued between Mr. Hughes and the current President and Chairman of the Registrant, Mr. James Ray regarding the performance of the conditions and the exact amount and nature of the assets that were to be divested pursuant to this agreement and that were made part of the contract. This dispute, which later developed into a lawsuit brought on behalf of the Company against the former Chairman and others (See Item 3 - Legal Proceedings, supra.) caused the gathering and obtaining of necessary information for the completion of the year end audit extremely difficult to obtain. The inability to obtain necessary information for its Wood Products operations, together with the Companys recent entrance into a completely new industry segment in Oil and Gas, caused significant delays in the preparation of and filing of the Companys annual and periodic disclosure reports required by the Securities Exchange Act. The Company has not included information on net production of the oil and gas properties that is required by Items 801 and 802 of Regulation S-K on account of the impracticality involved in preparing this information at the time of completing its year end audit. However, when such information is obtained, the Company intends to file information in compliance with the Industry Guides on oil and gas acquisitions as required by Regulation S-K.

     Results of Operations

     As it has in previous years, the effects of rainfall and its impact on moving heavy equipment to logging sites, and a decrease in raw material occurred during the first two quarters of the Companys 1995 fiscal year. Current assets decreased to $7,173,707 as of the fiscal year ended October 31, 1995 as compared to $7,364,237 for the year ended October 31, 1994. This decrease is due to a decrease in trade receiveables by the Company in an amount of $1,423,052 during this past fiscal year and the acquisition of approximately $2,250,000 in marketable securities received by the Company from Mr. James E. Hughes, Sr. in part payment for the purchase of the Egan, Louisiana Oil Refinery. (See Item 1 Description of Business - Supra.) In addition, current assets were affected during the 1995 fiscal year through the writing off of certain note payables in the aggregate amount of $520,000. Of this amount, a $320,000 promissory note bearing 7.5% interest entered into the previous year by the Company with Iniciativas Turisticas Del Pacifico, S.A. (a Costa Rican corporation) and a $200,000 promissory note receivable bearing 10% interest from its former Director, Mr. Charles G. Masters were written off has uncollectable. (See Item 1- Supra.)

     Through the acquisitions of the various oil and gas properties this past year, the Company increased its total property, plant and equipment holdings to $18,425,156 for the fiscal year ended October 31, 1995 as compared to $6,723,257 for the same period ended a year earlier, or an increase of $12,151,898 or by 194%. In addition, the Company also increased its overall assets through prepaid expenses in the amount of $161,057 for the 1995 fiscal year end. Also attributable to its expansion into the oil and gas industry has been the increase to the Companys operating expenses during the 1995 fiscal year. Operating expenses increased to $4,955,852 for the three year period ended October 31, 1995 as compared to $3,117,290 for s similar period ended the year before. This increase is due to the additional operating expenses incurred in running its new corporate headquarter in Scottsdale Arizona in addition to payment for consulting services rendered in connection with mergers and acquisition services, payment for services for corporate financing transactions, investor and public relations support, legal and other services for which the company has issued its S-8 registered stock as compensation.

Capital Resources and Liquidity

     As of the end of the fiscal year October 31, 1995, the Company reclassified a note payable due to the Agricultural Production Credit Association ("AG-PCA") from that of a long term debt to a short term debt obligation. The note, which was executed by the Company, its two subsidiaries Hughes Wood Products, Inc. and Houston Woodtech, Inc., as well as personally guaranteed by James E. Hughes, Sr., under its original terms, was for the repayment of the original principal amount of $3,551,000, bearing interest at a variable rate and payable to the order of AG-PCA, its successors and assigns, dated September 10, 1993 and payable over a period of ten years in 120 consecutive monthly installments of principal and interest. The security of the AG-PCA note was the Louisiana
Property, Bon Wier Property, Comal County Property, Houston Property, all general intangibles, contract rights, chattel paper, farm products and instruments and fixtures of Resources (the Company), Wood Products, and Woodtech, and the equipment and continuing guarantee agreement of James E. Hughes, Sr. In addition, the Company, its subsidiaries, and James E. Hughes, Sr. agreed to certain affirmative covenants that were entered into with AG-PCA, including but not limited to delivering annual financial statements, Form 10-K, Form 10-Q and other SEC reports, of the Company within 90 days after the end of the fiscal year or promptly upon such reports becoming available to AG-PCA. Although all installment payments have been made pursuant to this note as of October 31, 1995, and more recently within the past 45 days, it is not certain whether the Company has fully complied with or has received waivers of certain covenants regarding delivering financial information to AG-PCA or if such a waiver does not exist, whether a breach of a covenant for delivery of information when available, in light of its current status in its installment payment obligations as of October 31, 1995, amounts to a material breach of the promissory note and an acceleration of the note payable. However, management is of the opinion that should such an acceleration of payments pursuant to this note occur, that such an event would have a significant impact on the Companys ability to meet its current obligations and liabilities and would affect the status of this Company as a going concern. At present Management is actively seeking refinancing opportunities for this note obligation and is confident although not certain whether it will be successfull in its efforts to refinance this note. It is not certain whether AG-PCA will at the present time request the performance of its covenants or of acceleration of the oustanding obligation.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                        OCTOBER 31, 1995, 1994 AND 1993

                             SMITH, DANCE & COMPANY

                      433 E. Las Colinas Blvd, Suite 1290
                              Irving, Texas 75039
                                  214-556-1190






                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Phoenix Resources
Technologies, Inc. (formerly Hughes Resources, Inc.):

We have audited the accompanying consolidated balance sheet of Phoenix Resources Technologies, Inc. (formerly Hughes Resources, Inc.) and its subsidiaries as of October 31,1995, and the related consolidated statement of operations, cash flows and changes in shareholders equity for the year then ended. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Hughes Wood Products, Inc. and its subsidiary Houston Woodtech, Inc., (wholly-owned subsidiaries of Phoenix Resources Technologies, Inc), which statements reflect total assets of $12,734,172 as of October 31, 1995 and total revenues of $26,270,937 for the year then ended. Those statements were audited by other auditors whose report was dual dated January 5, 1996 and April 26, 1996 and included an explanatory paragraph which raised substantial doubt about the entities ability to continue as a going concern, has been furnished to us, and our opinion, insofar as it relates to the amounts of Hughes Wood Products, Inc. and its subsidiary, is based solely on the report of the other auditors. The financial statements of Phoenix Resources Technologies, Inc. and its subsidiaries for the years ended October 31, 1994 and 1993, respectively were audited by other auditors, whose report was dated January 5, 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provides a reasonable basis for our opinion.

The Companys financial statements do not disclose the supplementary information regarding certain oil and gas producing activities as required by SFAS No. 69. In our opinion, disclosure of that information is required to conform with generally accepted accounting principles; however, management believes it is impracticable to develop the information.

In our opinion, except for the information discussed in the preceding paragraph, based on our audit and the report of the other auditors, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Phoenix Resources, Inc., and subsidiaries at October 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred a significant net loss for the year ended October 31, 1995. As discussed in Notes 7 and 15 to the financial statements, the Company was not in compliance with certain terms of its long-term debt agreements at October 31, 1995. As the result of covenant violations, the holder of such debt may, after notice and expiration of applicable grace periods, declare the entire amount of such indebtedness due and payable immediately. Management's plans to restructure its long-term debt are also discussed in Note 15. These conditions raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.






Irving, Texas
June 7, 1996

              PHOENIX RESOURCES TECHNOLOGIES, INC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           October 31, 1995 and 1994



ASSETS

                                                         1995          1994
                                                         ----          ----
CURRENT ASSETS
  Cash and cash equivalents (note 1)                      41,655         40,233
  Trade receivables (less allowance for doubtful
    accounts ($392,693 for 1995 and $85,357
    for 1995) (notes 1 and 2)                          1,477,069      2,900,121
  Marketable securities (notes 1 and 16)               2,250,000
  Inventories (notes 1 and 3)                          2,347,592      2,665,382
  Timber deeds (note 1 and 4)                            639,699        808,877
  Prepaid expenses                                       211,183        221,290
  Notes receivable (note 2)                                    -        609,690
  Deferred income taxes (notes 1 and 10)                 206,509        118,644
                                                    -------------   ------------

    Total current assets                               7,173,707      7,364,237

PROPERTY, PLANT AND EQUIPMENT
  (less accumulated depreciation of
  $4,359,096 for 1995 and $4,127,691
  for 1994) (notes 1 and 6)                           18,425,155      6,273,257

LONG TERM RECEIVABLES
  Advances to stockholders and
    employees (notes 5 and 11)                           386,651        279,427

OTHER ASSETS                                             381,804        220,747
                                                    -------------   ------------

                                                   $  26,367,317   $ 14,137,668
                                                    =============   ============


































         The accompanying notes are an integral part of these statements

              PHOENIX RESOURCES TECHNOLOGIES, INC AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                           October 31, 1995 and 1994

LIABILITIES AND STOCKHOLDERS EQUITY

                                                         1995           1994
                                                         ----           ----
CURRENT LIABILITIES:
  Cash overdraft                                    $  379,657       $        -
  Notes payable and current maturities
    of long-term debt (note 7)                       4,935,631        2,484,580
  Obligations under capital
    lease, current (note 8)                             69,964                -
  Accounts payable                                   2,150,205        1,675,975
  Shareholder loans (notes 5 and 11)                   146,071                -
  Payroll tax liabilities (note 11)                    618,060                -
  Customer deposits                                     24,804           73,942
  Accrued expenses (note 9)                            367,208          312,605
                                               ----------------  ---------------

    Total current liabilities                        8,691,601        4,547,102
                                               ----------------  ---------------
LONG-TERM DEBT, less current maturities (note 7)       584,285        3,533,630
OBLIGATIONS UNDER CAPITAL LEASES, less
  current portion (note 8)                             304,107          102,062
                                               ----------------  ---------------

    Total long-term debt                               888,392        3,635,692

DEFERRED INCOME TAXES                                  388,491          209,783

STOCKHOLDERS EQUITY
  Preferred stock, par value
  $.001 per share,  authorized
  50,000,000 shares, 2,200,000 shares
  issued and outstanding (notes 17 and 18)
   - Series A, 5% annual dividend, non-cumulative
     convertible into 1,000,000 shares of common
     stock after March 29, 2000. 200,000 shares
     issued and outstanding.                               200                -
   - Series C, no dividend, convertible into
     5,000,000 shares of common stock after August
     1, 1996. 1,000,000 shares issued and
     outstanding.                                        1,000                -
   - Series D, 4% dividend, non-cumulative,
     callable within one year ending August 1, 1996, convertible into 5,000,OOO shares of common stock after August 1, 1996, 1,000,000
     shares issued and outstanding.                      1,000                -

  Common stock, par value $.001 per share, authorized 100,000,000 shares, issued
    4,235,891 shares, outstanding 4,179,891 shares in 1995 and
    4,749,657 in 1994. (note 18)                         4,180            5,310

  Capital in excess of par (note 18)                18,786,021        4,595,539
  Treasury stock, 56,000 shares                       (733,400)        (733,400)
  Retained earnings (deficit) (note 18)             (1,660,167)       1,877,642
                                                ---------------  ---------------

                                                    16,398,834        5,745,091
                                               ----------------  ---------------

    Total liabilities and stockholders equity    $  26,367,317      $ 14,137,668
                                               ================  ===============






        The accompanying notes are an integral part of these statements

              PHOENIX RESOURCES TECHNOLOGIES, INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              Three year period ended October 31, 1995, 1994, 1993


                                       1995            1994          1993
                                       ----            ----          ----

Net sales                         $  26,462,748    $ 28,029,628    $ 29,216,939
Cost of sales                        23,921,487      24,332,472      26,226,315
                                    ------------    ------------    ------------

Gross profit                          2,541,261       3,697,156       2,990,624
Operating expenses                    4,743,117       3,117,290       2,469,899
                                    ------------    ------------    ------------

  Operating income                   (2,201,856)        579,866         520,725

Other income and expenses
  Inventory loss due to market decline (217,754)              -               -
  Gain on disposition of assets, net     63,316          22,618           5,533
  Other income                           56,325          66,077          56,426
  Interest expense                     (587,041)       (413,508)       (259,925)
  Other expenses                        (39,959)        (21,291)        (19,594)
                                     -----------    ------------     -----------

    Income (loss) before income taxes
           and extraordinary item    (2,926,969)        233,762         303,165

Provision (benefit) for income taxes
  (notes 1 and 10)                       90,841         115,071         109,906
                                    ------------    ------------     -----------

Income (loss) before extraordinary
  item                               (3,017,810)        118,691         193,259

Extraordinary items (net of income
  tax benefit for 1995 of $0 and
  1994 of $79,344)                     (520,000)       (154,022)              -
                                    ------------    ------------     -----------

Net income or (loss)               $ (3,537,810)   $    (35,331)    $   193,259
                                    ============    ============     ===========






























         The accompanying notes are an integral part of these statments

              PHOENIX RESOURCES TECHNOLOGIES, INC AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS(Continued)
              Three year period ended October 31, 1995, 1994, 1993






Earnings (loss) per share and common stock equivalents (notes 5 and 11):

Income (loss) per weighted
  average shares of common
  stock outstanding
    Primary
      From operations              $      (1.78)   $      0.24      $      0.40
      From extraordinary Items            (0.31)         (0.31)               -
                                    ------------    -----------      -----------
    Total primary earnings
      per share                    $      (2.08)   $     (0.07)     $      0.40
                                    ============    ===========      ===========


     Fully-diluted
       From operations             $      (2.08)   $       0.24     $      0.40
       From extraordinary Items           (0.31)          (0.31)              -
                                    ------------    ------------     -----------
     Total fully-diluted earnings
       per share                   $      (2.08)   $      (0.07)    $      0.40
                                    ============    ============     ===========

Weighted average number of common shares outstanding:
  Primary (1 for 10 reverse
    split adjusted)                   1,697,206         497,966         483,148
                                    ============    ============     ===========
  Fully-diluted (1 for 10
    reverse split adjusted)           1,697,206         497,966         483,148
                                    ============    ============     ===========




































         The accompanying notes are an integral part of these statments

              PHOENIX RESOURCES TECHNOLOGIES, INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                    Years ended October 31, 1995, 1994, 1993


                                             Common Stock
                                        -----------------------     Capital in
                                          Shares       Amount     excess of par
                                        ----------  ----------      ------------
Balance at October 31, 1992             5,309,657   $  53,097       $ 4,547,752

Net income for the year ended
  October 31, 1993                              -           -                -
                                        ----------  ----------      ------------

Balance at October 31,  1993            5,309,657      53,097         4,547,752

Net Loss for the year ended
  October 31, 1994                              -           -                 -
Purchase of treasury stock                      -           -                 -
                                        ----------  ----------      ------------

Balance at October 31, 1994             5,309,657      53,097         4,547,752

Net loss for the year ended
  October 31, 1995                              -           -                 -
Effect of 1 for 10 reverse stock
  split                                (4,778,691)          -                 -
Effect of change in par value from
  $.01 per share to $.001 per share             -     (52,566)           52,566
Issuance of common stock for
  purchase of Louisiana
  properties                              825,100         825         2,638,815
Issuance of common stock for
  U. S. Refining stock                  2,200,000       2,200         2,237,800
Issuance of preferred series A stock
  for Louisiana properties                      -           -           999,800
Issuance of preferred series C stock
  for drilling rig and W. Virginia
  wells                                         -           -         4,999,000
Issuance of preferred series D stock
  for drilling rig and W. Virginia              -           -         2,999,000
  wells
Issuance of S-8 stock for services        623,825         624           311,288
                                        ----------  ----------      ------------

Balance at October 31, 1995             4,179,891   $   4,180      $ 18,786,021
                                        ==========  ==========      ============


























       The accompanying notes are an integral part of these statments

              PHOENIX RESOURCES TECHNOLOGIES, INC AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (Continued)
                    Years ended October 31, 1995, 1994, 1993



                                      Preferred Stock          Treasury Stock
                                   ----------------------  ---------------------
                                    Shares       Amount    Shares       Amount
                                   ----------  ----------  --------  -----------
Balance at October 31, 1992                -   $       -    100,000  $ (255,000)

Net income for the year ended
  October 31, 1993                         -           -         -            -
                                   ----------  ----------  --------   ----------

Balance at October 31,  1993               -           -    100,000    (255,000)

Net Loss for the year ended
  October 31, 1994                         -           -          -           -
Purchase of treasury stock                 -           -    460,000    (478,400)
                                   ----------  ---------- ----------  ----------

Balance at October 31, 1994                -           -    560,000    (733,400)

Net loss for the year ended
  October 31, 1995                         -           -          -           -
Effect of 1 for 10 reverse stock
  split                                    -           -          -           -
Effect of change in par value from
  $.01 per share to $.001 per share        -           -          -           -
Issuance of common stock for
  purchase of Louisiana
  properties                               -           -          -           -
Issuance of common stock for
  U. S. Refining stock                     -           -          -           -
Issuance of preferred series A stock
  for Louisiana properties           200,000         200          -           -
Issuance of preferred series C stock
  for drilling rig and W. Virginia
  wells                            1,000,000       1,000          -           -
Issuance of preferred series D stock
  for drilling rig and W. Virginia
  wells                            1,000,000       1,000          -           -
Issuance of S-8 stock for services ----------  ----------  ---------  ----------
Balance at October 31, 1995        2,200,000   $   2,200    560,000  $ (733,400)
                                   ==========  ==========  =========  ==========


























       The accompanying notes are an integral part of these statments

              PHOENIX RESOURCES TECHNOLOGIES, INC AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (Continued)
                    Years ended October 31, 1995, 1994, 1993


                                     Retained
                                     Earnings         Total
                                   ------------   ------------
Balance at October 31, 1992        $ 1,719,714     $ 6,065,563

Net income for the year ended
  October 31, 1993                     193,259         193,259
                                   ------------   ------------

Balance at October 31,  1993         1,912,973       6,258,822

Net Loss for the year ended
  October 31, 1994                     (35,331)        (35,331)
Purchase of treasury stock                   _        (478,400)
                                   ------------   -------------

Balance at October 31, 1994          1,877,642       5,745,091

Net loss for the year ended
  October 31, 1995                  (3,537,810)     (3,537,810)
Effect of 1 for 10 reverse stock
  split                                      -               -
Effect of change in par value from
  $.01 per share to $.001 per share          -               -
Issuance of common stock for
  purchase of Louisiana
  properties                                 -       2,639,640
Issuance of common stock for
  U. S. Refining stock                       -       2,240,000
Issuance of preferred series A stock
  for Louisiana properties                   -       1,000,000
Issuance of preferred series C stock
  for drilling rig and W. Virginia
  wells                                      -       5,000,000
Issuance of preferred series D stock
  for drilling rig and W. Virginia
  wells                                      -       3,000,000
Issuance of S-8 stock for services           -       1 311,913
                                   ------------   -------------

Balance at October 31, 1995        $(1,660,167)   $ 16,398,834
                                   ============   =============


























       The accompanying notes are an integral part of these statments

              PHOENIX RESOURCES TECHNOLOGIES, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    Three-Year Period Ended October 31, 1995


                                                1995        1994         1993

Cash flows from operating activities:
  Net income (loss)                         $(3,537,810)  $ (35,331)  $ 193,259
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization             979,865     725,047     786,766
      Deferred income taxes (benefit)            90,841      35,727     109,906
      Stock exchanged for services              311,914           -           -
      Provision for doubtful accounts           522,026     (66,297)     32,913
      Extraordinary item                        520,000           -           -
      Inventory loss due to market decline      217,754           -           -
      (Gain) loss on disposition of property
        and equipment                            50,794     (22,618)     (5,533)
      Net increase (decrease) in operating
        assets and liabilities:
          Trade accounts receivable             990,716    (239,223)   (893,676)
          Inventories and timber deeds          269,214    (135,569)    (90,854)
          Prepaid expenses                       10,107     (97,865)     40,640
          Other assets                         (161,057)          -           -
          Accounts payable                      474,230     579,423     439,224
          Accrued expenses and other
            liabilities                         672,663           -           -
                                            ------------  ---------- -----------
Net cash provided by operating activities     1,411,257     743,294     612,645
                                            ------------  ---------- -----------

Cash flows from investing activities:
  Advances to stockholders and employees     (3,775,332) (1,899,327) (1,553,192)
  Payments from stockholders and employees    3,814,179   1,450,604   1,601,472
  Proceeds from sale of property, plant
    and equipment                               205,609      65,500           -
  Loan originations                                   -    (520,000)          -
  Others                                        (10,000)    (58,229)   (196,797)
  Acquisition of property, plant and
    equipment                                (1,748,526) (1,485,555) (1,260,322)
                                            ------------  ---------- -----------
Net cash used in investing activities        (1,514,070) (2,447,007) (1,408,839)
                                            ------------  ---------- -----------

Cash flow from financing activities:
  Net change in bank overdraft                  379,657           -           -
  Customer deposits                             (49,138)    (80,903)    154,845
  Proceeds from borrowings                      529,874   2,548,299   4,215,935
  Principal payments on borrowings and
    capital leases                             (756,158)   (733,928) (3,489,732)
  Purchase of treasury stock                          -    (478,400)          -
                                            ------------  ---------- -----------
Net cash provided by financing activities       104,235   1,255,068     881,048
                                            ------------  ---------- -----------

Net increase (decrease) in cash                   1,422    (448,645)     84,854

Cash and cash equivalents at beginning of year   40,233     488,878     404,024
                                            ------------  ---------- -----------

Cash and cash equivalents at end of year      $  41,655   $  40,233   $ 488,878
                                            ============  ========== ===========

Supplemental disclosure of cash flow information: Cash paid for:

    Interest                                  $ 660,147   $  391,028  $ 275,699

    Income tax                                        -            -          -




       The accompanying notes are an integral part of these statments

              PHOENIX RESOURCES TECHNOLOGIES, INC AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                   Three-Year Period Ended December 31, 1995


                                              1995          1994         1993

SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES


  Exchange of receivable from James E.
    Hughes for land                       $         -  $  433,630   $         -
                                           ==========  ==========    ==========

  Acquisition of Louisiana properties
    for common stock and preferred
    Series A stock                        $ 3,639,640  $        -   $         -
                                           ==========  ==========   ===========

  Acquisition of US Refining stock for
    common stock and notes payable        $ 2,240,000  $        -   $         -
                                           ==========  ==========    ==========

  Acquisition of drilling rig and
    W. Virginia wells for preferred
    series C and D stock                  $ 8,000,000  $        -   $         -
                                           ==========   ==========   ==========

  Issuance of S-8 stock for services      $   311,914  $         -  $         -
                                           ==========   ==========   ==========

  Change in par value of common stock     $    52,566  $         -  $         -
                                           ==========   ==========   ==========

  Acquisition of marketable securities
    in exchange for U.S. Refining stock
    and assumption of related notes
    payable                               $ 2,250,000  $         -  $         -
                                           ==========   ==========   ==========

  Assumption of corporate debt by
    corporate officer                     $   713,772  $         -  $         -
                                           ==========   ==========   ==========

  Acquisition of heavy equipment
    under capital leases                  $   284,704  $   126,836  $         -
                                           ==========   ==========   ==========

  Write-off of fully depreciated
    property, plant and equipment         $   598,830  $         -  $         -
                                           ==========   ==========   ==========





















       The accompanying notes are an integral part of these statments

              PHOENIX RESOURCES TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  NATURE  OF  OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
POLICIES

NATURE OF OPERATIONS

Phoenix Resources Technologies, Inc. and its subsidiaries (the Company), own and operate a saw mill, pole mill, wood treating facilities, and hardwood mill in Texas and Louisiana as well as oil and gas wells and oil and gas drilling equipment. The Company operates in a cyclical industry group. Demand and prices exhibit large variances from period to period. Management has attempted to mitigate these variations by adopting specialized product lines that are less susceptible to industry cycles, although the Company, during this fiscal year, depended on one customer for 17% of its sales. Commercial graded materials are manufactured from the sawmill for use in construction of barns, sheds, bulkheads, bridges, trusses and decking. This market mix has proven more stable than the housing market for dimension lumber such as 2 x 4 and 2 x 6. The pole mill supplies debarked logs to a limited number of customers as well as pine chips to domestic paper manufacturers. In addition, the pole mill manufactures poles which are treated in the Companys pole treating facility in San Antonio, Texas and are largely sold pursuant to a Mexican contract. Logging operations provide major industry customers with delivered logs. The Houston wood treating facility is a wholesaler of all types of wood products to a variety of vendors involved in everything from home improvements to heavy construction. As with many essential agricultural businesses, prices for standing timber vary from time to time from changes in supply and demand rather than inflation. During this fiscal year, the demand for timber escalated, while the supply remained constant, thereby increasing the cost of the Companys raw material quite substantially.

During 1995 the Company has attempted to diversify its operations by committing a significant portion of its assets to the oil and gas industry.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation -

The consolidated financial statements include the accounts of Phoenix Resources Technologies, Inc. and its wholly-owned subsidiaries Hughes Wood Products, Inc. and Houston Woodtech, Inc. All significant intercompany accounts and transactions have been eliminated.

Accounting estimates -

The process of preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Cash and cash equivalents -

For purposes of reporting the statement of cash flow, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less, to be cash equivalents


              PHOENIX RESOURCES TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
            POLICIES - Continued

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Allowance for doubtful accounts -

The Company uses the allowance method to account for uncollectible accounts receivable. The allowance for doubtful accounts is based upon prior experience and managements analysis of collectibility.

Revenue  recognition  -

Sales of commercial products are recognized when shipped or delivered to the consumer.

Inventories -

The Company values its inventories generally at the lower of cost (first-in, first-out) or market. Lumber and wood products are valued using a full absorption procedure using standard cost techniques. The standards are reviewed and adjusted annually. Inventoried costs include material, direct labor, and production overhead. Cost for the logs inventory generally represents average current purchase cost.

During the current year, the saw milling segment did not provide the return and benefit that was expected and market prices at year end were below cost. Accordingly, at October 31, 1995, inventory for the saw milling segment has been written down to estimated net realizable value, and results of operations include a corresponding charge of $217,754 for 1995 and $0 for 1994.

Timber deeds -

Timber deeds represent standing timber purchased and are stated at cost less the depletion of the timber cut. The costs of timber deeds are allocated as costs of sales at rates based on average cost of estimated recoverable timber in each tract.

Oil and gas properties -

Oil and gas properties are accounted for on the full cost method of accounting. All costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

Investments -

Effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115). In accordance with FAS 115, the Companys debt and equity securities are considered as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold to maturity and are carried at amortized cost. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of stockholders equity, net of applicable taxes, until realized.

              PHOENIX RESOURCES TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Property and equipment -

Property and equipment is stated at cost less accumulated depreciation. When equipment is retired, its cost and the related accumulated depreciation are eliminated from the respective accounts, and gain or losses arising from the disposition are reflected as income or expense. Depreciation is computed by the straight-line method over the following estimated useful lives:

                                      Years
                  Buildings                                   5-35
                  Machinery and equipment:
                      General                                 5-10
                      Rolling stock                           3- 5
                  Furniture                                   5-10
                  Leasehold improvements                      5-10

Depletion -

Depreciation and depletion (including provisions for future abandonment and restoration costs) of all capitalized costs of proved oil and gas producing properties, except mineral interests, are expensed using the unit-of-production method by individual fields as the proved developed reserves are produced. Depletion expenses for capitalized costs of proved mineral interest are recognized using the unit-of-production method by individual fields as the related proved reserves are produced. Periodic valuation provisions for impairment of capitalized costs of unproved mineral interests are expensed.

Income taxes -

Deferred income taxes are accounted for by the asset and liability method under SFAS No. 109. The deferred tax assets and liabilities result from the differences between the financial statement and tax return basis of these assets and liabilities. Most of the differences in the asset and liability basis arise principally from the use of accelerated methods of depreciation, the specific charge-off method of accounting for bad debts and net operating loss carryforwards.

Accrued workers compensation claims -

Estimates for unpaid claims, claims incurred but not reported and unpaid claims adjustment expenses are provided by the third party administrator based upon the nature of the injury, industry trends and experience. Management evaluates these estimates for reasonableness.

Basis of Presentation -

Certain financial statement items in prior years have been reclassified to conform to the current years format.

              PHOENIX RESOURCES TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  NOTE 2 - TRADE AND NOTES RECEIVABLE

  Following is a summary of trade receivables at October 31, 1995 and 1994:

                                                      1995              1994
                                                      ----              ----

     Trade receivables - Sawmill                $     191,417      $    489,782
                         Pole Mill                    491,155           436,606
                         Logging                      141,795           154,274
                         Wood preserving              404,831           413,315
                         Wood preserving - export     223,207           976,166

     Advances to contractors                          417,357           515,335
                                                 ------------     -------------

                                                   $1,869,762         2,985,478

     Less:  Allowance for doubtful accounts           392,693            85,357
                                                 ------------     -------------

                                                   $1,477,069        $2,900,121
                                                 ============     =============

As of October 31, 1995 and 1994, trade receivables were pledged as security for a letter of credit. (Notes 7 and 16)

Following is a summary of notes receivable at October 31, 1995 and 1994. The two major notes were deemed uncollectible during the current year and were expensed as an extraordinary expense. (Note 19)

                                                      1995              1994
                                                      ----              ----

    7.5% note receivable from
    Iniciativas Turisticas Del
    Pacifico, S.A. (a Costa Rica
    corporation); balance due on
    June 10, 1995                                      -            $   320,000

    10% note receivable from
    Charles G. Masters; interest
    only due quarterly beginning
    January 31, 1995; balance
    due on October 31, 1995                            -                200,000

    Others                                             -                 89,690
                                               ---------------    -------------

                                                      -           $     609,690
                                               ===============    =============

              PHOENIX RESOURCES TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - INVENTORIES

Inventories at October 31, 1995 and 1994 consist of:

                                                         1995              1994
                                                         ----              ----

    Raw material - logs                            $       -        $   341,953
    Lumber and wood products                        2,344,938         2,082,874
    Chemicals                                         220,409           240,555
    Reduction of lumber and wood products
      to market                                      (217,755)               -
                                                   -----------      -----------
                                                   $2,347,592        $2,665,382
                                                   ===========      ===========

Certain inventories are pledged to secure loans.(Notes 7 and 16)


NOTE 4 - TIMBER DEEDS

The amount of timber deeds as of October 31, 1995 and 1994 represents the standing timber purchased at cost less the depletion of timber cost as follows:

                                                          1995             1994
                                                          ----             ----

    Original Cost                                    1,358,624       $1,465,768
    Less: Depletion                                   (718,925)        (656,891)
                                                   ------------     -----------
    Net                                            $   639,699      $   808,877
                                                   ============     ===========

Certain timber deeds had expiration dates beyond twelve months from the balance sheet date; however, all were classified as current assets because it was anticipated that a majority of the timber would be cut within the next operation cycle of the business.


NOTE 5 - ADVANCES TO AND FROM STOCKHOLDER AND EMPLOYEES

Following is a summary of these receivables at October 31, 1995 and 1994:

                                                          1995             1994
                                                          ----             ----

     Net to James E. Hughes, Sr.                   $   347,422      $   242,252
     Loans to employees                                 39,229           37,175
                                                 -------------    -------------

                                                   $   386,651      $   279,427
                                                   ===========      ===========

Advances to shareholder bear interest at 8% per annum and are payable upon demand by the Company. It is not anticipated that these amounts will be collected within the next year, therefore, they have been classified as noncurrent.

Advances from shareholder at October 31, 1995 total $146,071 represent net cash advances made to the Company and is non interest bearing.

              PHOENIX RESOURCES TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - PROPERTY AND EQUIPMENT

Major classes of property and equipment as of October 31, 1995 and 1994 are shown below:

                                                         1995              1994
                                                         ----              ----

         Land                                   $  1,392,603       $  1,347,603
         Buildings                                   933,479            456,132
         Machinery and equipment                  12,209,125          8,008,484
         Furniture and fixtures                      259,269            256,124
         Leasehold improvements                      178,091            176,578
         Construction in progress                     10,134             29,191
         Property held under capital leases          411,540            126,836
         Oil and gas properties                    7,539,640                  -
                                                -------------      -------------

                                                  22,933,881         10,400,948
         Less:
           Accumulated depreciation               (4,508,726)        (4,127,691)
                                                -------------      -------------

                                                $ 18,425,155       $  6,273,257
                                                =============      =============

Reflected in the accompanying statements of operations is depreciation expense of $979,865 for 1995 and $725,047 for 1994.

Certain property and equipment are pledged to secure loans as further explained in Notes 7 and 16.


NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debts as of October 31, 1995 and 1994 consisted of the following:

                                                         1995              1994
                                                         ----              ----

 Notes  payable:

   Community Bank; Jasper, Texas; Advances on line of credit effective July 29, 1994 in the amount Of $1,500,000. The obligation is due July 29, 1995 with interest at 9.25%; secured by accounts receivable and inventory and a personal guarantee
   by James E. Hughes, Sr. ( Note 16)               $1,499,715       $1,499,715

   Advances on line of credit from First National Bank of Newton effective June 28, 1994 in the amount of $300,000. This obligation is due on demand; with interest at Bank Prime plus 2%, note written in the name
   of James E. Hughes, Sr.                                 -            156,891

             PHOENIX RESOURCES TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT - Continued

    Insurance policy financing arrangements,
    due on July 1, 1996, bearing interest
    at 11.5%                                              62,467        117,818

    First National Bank; Newton, Texas; Note payable in the original amount of $300,000, executed on October 1, 1991, due on November 7, 1994, bearing interest at 9%, secured by timber deeds and a personal guarantee
    by James E. Hughes, Sr.                                    -         180,040

  Obligations  callable  by  creditor:  AG-PCA,  Agriculture  Production  Credit
    Associates; Tyler, Texas; note dated September 30, 1993 in original amount of $3,551,000; payable in monthly installments of $42,151 including interest at 8.45%; amortizing over 120 months; secured by all property and equipment
    and a personal guaranty by James E. Hughes, Sr.    3,052,114      3,284,994

  All other installment notes due: Various finance companies and banks;  monthly installments in the aggregate amount of $41,432; interest rates ranging from 6.75% to 11.9%; maturing from December 25, 1995 through May 1, 2000; secured
    by various equipment                                 905,620        778,752
                                                    -------------  ------------

       Total notes payable and long-term
         debt                                          5,519,916      6,018,210

       Less:  Short-term notes payable and
         current maturities                           (4,935,631)   (2,484,580)
                                                      -----------  -------------

       Long-term debt less notes payable and
         current maturities                           $  584,285   $  3,533,630
                                                      ===========  ============

             PHOENIX RESOURCES TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT - Continued

Annual maturities on long-term debt for the next five years are as follows:

                   October 31
                   ----------
                     1996          $4,935,631
                     1997             260,593
                     1998             160,658
                     1999              76,852
                     2000              86,182

The loan with AG-PCA is actually in the name of Hughes Resources, Inc.; Hughes Wood Products and Houston Woodtech, Inc. (Note 15) The loan agreement with AG-PCA contains various covenants pertaining to maintenance of certain financial ratios, reporting requirements, and other restrictions. At October 31, 1995, the Company was in breach of various covenant requirements. Under the terms of the agreement, the bank may call the loan if the Company is in violation of any of the restrictive covenants. As of January 5, 1996, the bank has not waived the requirements, and accordingly, the entire amount of the note, $3,052,114, has been included in the current liabilities. (Notes 15 and 16)

Interest expense of $587,041 was incurred during 1995 and approximately $413,508 for 1994.


NOTE 8 - LEASES

The Company is the lessee of heavy equipment under capital leases expiring in 2000. The assets and liabilities under the capital leases are now recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over the lower of the related lease terms or the estimated productive lives. Depreciation of the assets under the capital leases are included in depreciation expense.

Following is a summary of assets held under capital leases:

                                      1995        1994
                                    --------   ---------

               Heavy equipment     $ 411,540   $ 126,836
                                   =========   =========

              PHOENIX RESOURCES TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - LEASES - Continued

Minimum future lease payments under capital leases as of October 31, 1995 for each of the next five years are:

              Year Ending                     Capitalized
              October 31                         Leases
              ----------                      -----------
              1996                            $ 106,148
              1997                              106,148
              1998                              106,148
              1999                              106,148
              2000                               44,680
                                              ----------
        Total minimum lease payments          $ 469,272
        Less:  amount representing interest     (95,201)
                                              ----------

        Present value of net minimum
          lease payments                      $ 374,071

        Less current maturities                 (69,964)
                                              ----------
        Long term lease obligations           $ 304,107
                                              ==========

Interest rates on capitalized leases are imputed based on the lower of company's incremental borrowing rate at the inception of the lease or the lessor's implicit rate of return.


NOTE 9 - ACCRUED EXPENSES

Accrued expenses at October 31, 1995 and 1994 are summarized below:

                                             1995       1994
                                           --------   --------

         Salaries                         $     -    $  16,730
         Interest                           27,995      36,991
         Other                              40,785      54,264
         Taxes, other than income taxes    124,977      79,356
         Rent                               11,667      11,669
         Insurance                         161,784     113,595
                                          ---------   --------
                                          $367,208    $312,605
                                          =========   ========

              PHOENIX RESOURCES TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - INCOME TAXES

Income tax expense (benefit) is comprised of the following components:

                                 1995           1994          1993
                             -----------    -----------   -----------

     Current tax expense     $        -     $         -   $         -
     Deferred tax expense        90,841         115,071         5,989
     Benefits from operating
       loss carryforward     (1,083,715)              -       103,917
                             -----------    -----------   -----------
                               (992,874)        115,071       109,906

     Valuation allowance      1,083,715               -             -
                             -----------    -----------   -----------
                             $   90,841     $   115,071   $   109,906
                             ===========    ===========   ===========

Reconciliation of the U.S. Statutory federal income tax rate of 34% to the effective tax rates is as follows:

                                1995          1994           1993
                                ----          ----           ----

     Statutory tax rate        (34%)           34%            34%
     State taxes                  -             -              -
     Non-deductible expenses      3            15              2
                               -----         -----          -----

     Effective tax rate        (31%)           49%            36%
                               =====         =====          =====

The Company's effective income tax rate is higher than what would be expected if the federal statutory rate were applied to income from continuing operations primarily because of expenses deductible for financial reporting purposes that are not deductible for tax purposes.

Deferred tax assets (liabilities) result from the differences between financial statement and tax return basis of certain assets and liabilities. Most of the differences in the asset and liability basis arise from the use of accelerated methods of depreciation, the specific charge-off method of accounting for bad debts, and the net operating loss carryforward for income tax purposes. The principal sources of these timing differences and the tax effects are as follows:

                                    1995      1994        1993
                                    ----      ----        ----

         Current asset:
         Excess of book over tax
           bad debt allowance    $206,509   $ 29,022    $ 51,562
         Deferred expenses for
           tax purposes                 -     89,622           -
                                 --------   --------    --------
                                 $206,509   $118,644    $ 51,562
                                 ========   ========    ========

              PHOENIX RESOURCES TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - INCOME TAXES - Continued

         Noncurrent asset (liability):
         Benefit of NOL
           carryforward            $ 1,083,715    $    90,862    $    78,111
         Excess of tax over book
           accumulated depreciation   (388,491)      (300,645)      (185,088)
                                    -----------    -----------    -----------
                                       695,224       (209,783)      (106,977)
         Valuation allowance        (1,083,715)              -             -
                                    -----------    -----------    -----------

                                   $  (388,491)   $  (209,783)   $  (106,977)
                                    ===========    ===========    ===========

The Company has available at October 31, 1995, unused net operating loss carryforwards that may provide future tax benefits. However, since doubt exists as to the actual future benefit to be realized, an allowance has been made and no deferred tax asset, relating to the net operating loss carryforward, has been reported in these financial statements.

The Company and its subsidiaries file a consolidated federal income tax return. The income tax liability for the year is apportioned among the consolidated group based upon Regulation 1.1552-1(a)(1) of the Internal Revenue Code. Under the method prescribed by this regulation, the tax liability is apportioned to each company based upon the ratio of its taxable income (loss) to that of the consolidated taxable income (loss) of the group.

Since a consolidated tax return is filed, no adjustment for undistributed subsidiary earnings need be made for deferred income taxes, because intercompany profits are eliminated in computing the consolidated tax liability.


NOTE 11- RELATED PARTY TRANSACTIONS

During the years ended October 31, 1995, 1994 and 1993 the Company contracted with J.R. Hughes Company, Inc. for contract hauling of wood products. J.R. Hughes Company, Inc. is owned by James Hughes, Jr., an officer and director of Hughes Wood Products, Inc. Total amounts paid during the year ended October 31, 1995 was $264,605; for 1994 $253,037 and for 1993 $189,576.

The Company believes that its arrangement with J.R. Hughes Company, Inc. are at least as favorable to the Company as could have been obtained from third parties.

In 1994, the Company purchased 460,000 shares of its own common stock owned by James E. Hughes, Sr. at $1.04 per share.

In 1994, James E. Hughes, Sr. sold commercial property and timber land to the Company. The purchase price of $433,630 was applied to reduce his obligation to the Company.

Substantially all of the Company's assets are secured as collateral for a loan obtained by James E. Hughes, Sr. in the amount of $362,628. In addition, substantially all of the assets of James E. Hughes, Sr. are secured as collateral for a loan obtained by the Company in the amount of $1,499,715.

In the current year, James E. Hughes, Sr. agreed to pay a portion of Hughes Wood Products, Inc.'s payroll tax liability. The Company, however, is still responsible for payment until the obligation is paid in full. The amount owed of $618,060 is included on the balance sheet as of October 31, 1995.

              PHOENIX RESOURCES TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11- RELATED PARTY TRANSACTIONS - Continued

During the 1995, 1994 and 1993, salaries of $12,000 were paid to each of the spouses of James Hughes, Sr. and James Hughes, Jr. They were also provided company vehicles.

Additional related party transactions are disclosed in Notes 5, 16 and 17.


NOTE 12 - INDUSTRY SEGMENT INFORMATION
During the current fiscal year, the Company and its subsidiary were engaged in eight different business segments: saw milling, pole milling, logging, wood preserving - lumber, wood preserving - poles, hardwood, oil and gas production and oil and gas drilling. (Note 16)

The saw milling segment is primarily engaged in producing finished timbers and lumber from logs. The by-products of such operations include wood chips, shavings and sawdust.

The pole milling segment is primarily engaged in producing poles for use primarily as supports of high power transmission lines. As a by-product of this segment, it manufactures small and/or undesirable raw wood products into wood chips used in the manufacture of paper.

Operations in the logging segment include cutting timber for saw logs, utility poles, export logs, pulpwood and for chip mill use.

The wood preserving - lumber segment, which was begun in October 1990 with the formation of the wholly-owned subsidiary, is primarily engaged in treating lumber with chemicals to protect against the elements, fire and insects.

The wood preserving - poles segment is engaged in the treating of poles with chemicals to protect against the elements, fire and insects. The resulting products are mostly used for utility purposes for telecommunications in Mexico.

The exporting segment which was organized as a separate division in 1993 was engaged in the exporting of scaled and debarked logs.

The hardwood segment is engaged in planing high grade hardwood lumber. The resulting products are mostly used by furniture manufacturers.

The oil and gas production segment was originally purchased in February of 1995 and additional wells were added in July of 1995. The major business is the production and sales of oil and gas from existing wells.

The oil and gas drilling business was purchased during July of 1995. The principle activities of this business will be the drilling of oil and gas wells, either for the Company's own account, or for outside companies. No business was conducted during the current year in the drilling segment.

              PHOENIX RESOURCES TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - INDUSTRY SEGMENT INFORMATION - Continued

The following tables illustrate net sales, operating income (loss) and other financial information by industry segment for the year ended October 31, 1995. The companies operate only in the continental United States.

                                        1995            1994            1993
                                        ----            ----            ----

  Net sales:
    Saw milling                     $ 5,897,585     $ 5,874,370     $ 5,605,588
    Pole milling                      5,734,676       4,550,484       4,591,131
    Logging                           5,502,520       6,635,257       7,150,412
    Wood preserving                   7,380,225       7,832,885       7,250,701
      lumber
    Wood preserving                   1,507,715               -               -
      poles
    Exporting - other                         -       3,136,632       4,619,107
    Hardwood                            248,216               -               -
    Oil and gas drilling                      -               -               -
    Oil and gas production              191,811               -               -
                                    -----------     -----------     -----------

      Total net sales               $26,462,748     $28,029,628     $29,216,939
                                    ===========     ===========     ===========

  Operating income (loss):
    Saw milling                    $  (494,431)     $   216,486     $   355,831
    Pole milling                       346,387          675,053          88,100
    Logging                            211,259          706,799         795,331
    Wood preserving - lumber           130,221          517,095         268,427
    Wood preserving - other            (69,146)               -               -
    Exporting - other                        -                -         196,403
    Hardwood                          (105,979)               -               -
    Oil and gas production              (6,560)      (1,535,567)     (1,183,367)
    Oil and gas drilling               (26,285)               -               -
    Corporate                       (2,187,322)               -               -
                                  -------------     -----------    ------------
      Total operating (loss)      $ (2,201,856)     $   579,866     $   520,725
                                  =============     ===========    ============

              PHOENIX RESOURCES TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - INDUSTRY SEGMENT INFORMATION - Continued

  Identifiable assets:
    Saw milling                         $ 3,462,494   $ 4,609,199   $ 4,110,016
    Pole milling                          2,966,533     2,291,256     1,893,685
    Logging                               1,772,720     1,699,929     1,537,726
    Wood preserving - lumber              1,833,200     3,504,072     3,443,471
    Wood preserving - poles                 697,699            -              -
    Exporting - other                             -            -         51,155
    Hardwood                                570,553            -              -
    Oil and gas production               10,979,272            -              -
    Oil and gas drilling                    800,000            -              -
    Corporate                             3,284,846     2,033,212     1,199,649
                                        -----------   -----------   -----------

      Total assets                      $26,367,317   $14,137,668   $12,235,702
                                        ===========   ===========   ===========

  Depreciation and amortization:
    Saw milling                         $   267,489       285,539       228,898
    Pole milling                            273,186       211,892       342,249
    Logging                                  57,231        38,031        41,491
    Wood preserving - lumber                100,439       147,042       140,562
    Wood preserving -- poles                 58,207             -             -
    Exporting - other                             -             -             -
    Hardwood                                  1,086             -             -
    Oil and gas production                  122,844             -             -
    Oil and gas drilling                     26,785             -             -
    Corporate                                72,598        42,543        33,566
                                        -----------   -----------   -----------

      Total depreciation and
        amortization                    $   979,865   $   725,047   $   786,766
                                        ===========   ===========   ===========

  Additions to property and equipment:
     Saw milling                        $   122,882   $   399,363   $   471,369
     Pole milling                           393,822       704,173       244,966
     Logging                                316,297        33,930        23,492
     Wood preserving - lumber                93,261        83,031       488,378
     Wood preserving --                      18,554             -             -
     Exporting - other                            -             -             -
     Hardwood                               475,668             -             -
     Oil and gas production              10,979,272             -             -
     Oil and gas drilling                   800,000             -             -
     Oil refinery                                 -             -             -
     Corporate                              188,410       265,058        50,611
                                        -----------    -----------   ----------
       Total addition to  property and
         equipment                      $13,388,166   $ 1,485,555   $ 1,278,816
                                        ===========    ===========   ==========

              PHOENIX RESOURCES TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - INDUSTRY SEGMENT INFORMATION - Continued

The Company sells a substantial portion of its product to one customer. During the current year, sales to that customer aggregated $4,616,769, which represents 17.45% of net sales. During 1994, one customer accounted for 23% and a second for 11% and during 1993 one customer accounted for 22%.


NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries entered into various operating leases for facilities and equipment. The Houston property, on which the plant is located, is leased at an annual rental of $35,000, which expires in June 1998. The Company has an option to purchase the facility during the term of the lease for $162,000.

The kiln and boiler facility in Bon Wier, Texas is leased for an 84 month period at $11,616 per month, commencing September 30, 1991, with an option to purchase the facility at termination of the lease for its then fair market value.

Also, certain transportation and other equipment are leased for 36 and 48 month periods with total payments of $1,954 per month. All leases contain an option to purchase at the termination of the leases for an amount which approximates the estimated fair market value at that time.

The corporate office in Scottsdale, Arizona was leased for a period of 3 years, in June of 1995 for an annual lease amount of $19,392 for the first year and $19,998 for the second and third years.

The following is a schedule of the annual future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of October 31, 1995:

               Year Ending
                October 31
               -----------
                  1996                       $217,485
                  1997                        213,064
                  1998                        185,231
                  1999                        108,384
                                             --------

      Total future minimum rental payments   $724,164
                                             ========

Total rent expense for all operating leases, except those with terms of a month or less that were not renewed, as of October 31, 1995 was $343,558; 1994 was $342,912 and 1993 was $280,256.

The Company is heavily reliant upon sub-contractors to extract timber from the forest. Advances are made to these sub-contractors to help finance their activities until the cut timber is sold. The estimated net realizable value of the advances outstanding at October 31, 1995, in the amount of $83,525 ($417,357 less an allowance of $333,832) are reflected in the accompanying financial statements. These advances are secured by equipment owned by the sub-contractor. Management monitors the fair market value of the equipment compared to the outstanding advances for adequacy of collateral coverage.

              PHOENIX RESOURCES TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - COMMITMENTS AND CONTINGENCIES - Continued

During 1993, the Company became partially self-funded for worker's compensation insurance purposes. The Company's obligation (self-retention portion) under this policy is $250,000 per occurrence for accidental medical expense claims. Claims up to $100,000 in excess of the Company's obligation ($250,000) are covered by external medical and health insurance. Claims in excess of $350,000 up to a specific excess limit of $10,000,000 (inclusive of the retentions) are covered by insurance. The Company contracts with a third-party to administer the self-funded portion of worker's compensation. The third-party Administrator maintains a trust fund on behalf of the Company. Claims made against the Company are disbursed from this trust fund. The trust fund is replenished by the Company through disbursements from the operating account when it is deemed necessary. In accordance with state requirements, the Company has obtained a $250,000 irrevocable letter of credit in favor of the Louisiana Department of Employment and Training, Office of Worker's Compensation. This letter of credit is secured by trade receivables. There were no outstanding draws against the letter of credit at October 31, 1995. Claims paid during 1995 totaled $913 and for 1994, $32,913. Accrued expenses include $124,748 for 1995 and $110,500 for 1994 for estimated claims incurred during the year but not paid..

Substantially all of the Company's assets are secured as collateral for loans obtained by James E. Hughes, Sr. and Hughes Resources, Inc. in the amounts of $362,628 and $3,052,114, respectively.

On August 10, 1995, the Company acquired oil drilling equipment, real estate and oil and gas wells in exchange for preferred stock, series C and series D. Under the terms of the agreement, the Company was to redeem the series D stock for $3,000,000 by no later than January 31, 1996 or control of the Company and all of its assets would revert to the seller via conversion of the preferred series D stock into approximately 5,000,000 shares of common stock. The redemption was to be accomplished by obtaining financing sufficient to pay all of the existing debt and to redeem the preferred series D stock. Additionally, the series D stock carries a dividend rate of 4% which is to accrue from the date of issuance. The Company has not been successful in obtaining the necessary financing or in redeeming the preferred series D stock as of the report date nor have the preferred stockholders exercised their conversion rights.

The real estate purchased was subject to a judgement totaling $45,625 which would entitle the holder of the judgement to the first proceeds from any sale of the property.


NOTE 14 - EMPLOYEE BENEFIT PLANS

On February 1, 1994, the Company adopted a IRC 401(k) plan covering substantially all eligible employees. Under the provisions of the plan, eligible employees may defer up to 18% of their compensation; subject to Internal Revenue Service limits. The Company contributed a matching ten cents on every dollar contributed on the first three percent (3%) of employee compensation. Employees must complete one year of service and attain age 21 before they are eligible to participate. Participants may enter the plan on May 1, or November 1 immediately following the completion of the age and service requirement. The Company contributed $2,866 to the plan during 1995 and $3,011 during 1994.


NOTE 15 - UNCERTAINTIES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the company as a going concern. However, the Company has sustained a substantial operating loss in the current year and the Company has used substantial amounts of working capital in its operations. In addition, at October 31, 1995, current liabilities exceed current assets by $1,517,894.

              PHOENIX RESOURCES TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - UNCERTAINTIES - Continued

In view of these matters, realization of a major portion of assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, and the success of its future operations. Management is attempting to sell the two wood treating facilities and, if necessary, the saw mill in order to liquidate the debts with AG-PCA and Community Bank. The oil refinery was sold to liquidate the debt with Universal Pacific Reinsurance LTD. Management intends to retain the logging, pole mill and the hardwood operations.


NOTE 16 - SUBSEQUENT EVENTS

As described in Note 7, the note payable to Community Bank became due on July 29,1995 and remained unpaid at October 31, 1995. However, on December 15, 1995, the Bank renewed the loan for the same amount. The loan will mature on December 15, 1996, and will bear interest at 10.75% with monthly payments of $60,000 to begin in July 1996.

On August 15, 1995, the Company purchased a refinery in exchange for $3,000,000 in a note payable and 2,200,000 shares of restricted common stock. This acquisition included a provision whereby a related party had the option to purchase the refinery within ninety days of the transaction at a price to be determined later. In October 1995, the related party exercised the option and purchased the refinery by assuming the 3,000,000 note and tendering marketable securities of Stratford Acquisitions Corp. (a public company) which had a value of $2,250,000 on the date of transfer. As of May 31, 1996, the value of the stock had dropped to approximately $1,406,250.

On January 17, 1996, the Board of Directors approved the acquisition of three pipeline systems. The total price of the acquisition was $1,750,000, payable in 2,250,000 shares of reg S stock and the assumption of $150,000 in debt. This note did not bear interest and was due on March 15, 1996.

Effective January 31, 1996, the Company executed an agreement with James Hughes, Sr. for the purchase and sale of stock of Hughes Wood Products, Inc. to Mr. Hughes. Both parties are in dispute over the terms and conditions of the agreement, as well as, the specific performance required by the contract. However, all parties have indicated their desire to negotiate a settlement.


NOTE 17 - MERGERS AND ACQUISITIONS

During  the  current   fiscal  year,   the  company  made  several   significant
acquisitions of both assets and corporate stock as summarized below:

On February 28, 1995 the Company acquired oil & gas reserves in Louisiana from a related party in exchange for 825,100 shares of Rule 144 restricted common stock and 200,000 shares of preferred series A stock. The transaction was valued at the related party's basis and effectively passed control of the Company to a new shareholder. The properties acquired were originally owned by a corporation owned entirely by the former controlling shareholder of the Company but were sold to the acquiring shareholder in a non-preferential transaction. The subsequent purchase by the Company was for the same amount that was paid to the former shareholder by the new controlling shareholder.

              PHOENIX RESOURCES TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - MERGERS AND ACQUISITIONS - Continued

On July 10, 1995 the Company purchased approximately 300 oil and gas wells in West Virginia, and the related equipment in exchange for 500,000 shares of series C preferred stock and 666,667 shares of series D preferred stock. The transaction was valued at $5,000,000.

On July 10, 1995 the Company acquired from a corporation related to the seller in the paragraph immediately above, oil and gas drilling equipment along with valid and existing contracts for the drilling of oil and gas wells in West Virginia. The company issued 500,000 shares of series C preferred stock and 333,333 shares of series D preferred stock. The transaction was valued at $3,000,000.

Both the W. Virginia oil wells and the drilling equipment were subject to an agreement that the class D preferred stock was to be redeemed for $3,000,000 on or before January 31, 1996 or the Company would relinquish control the Company and all of assets to the prior owners of the wells and drilling equipment. After one year from the date of issuance, each share of series D stock is convertible to five shares of common stock (Note 13).

On August 14, 1995 the Company acquired all of the issued and outstanding stock of U. S. Refining, Inc. which owned all of the land, building and assets of an oil refinery in Egan, Louisiana, in exchange for 2,200,000 shares of Rule 144 restricted common stock and a 60 day $3,000,000 note. This transaction was valued at $5,240,000. The corporation was sold to James Hughes, Sr. prior to the end of the fiscal year(Note 16) and was inactive for the entire fiscal year.

Pursuant to a plan of merger, Hughes Resources, Inc. (a Colorado Corporation) was merged into Hughes Resources Corporation (a Nevada Corporation) effective June 27, 1995. The purpose of the merger was to redomicile the corporation from Colorado to Nevada. The Nevada corporation had been formed solely for this purpose and had no assets or liabilities prior to the merger. The articles of incorporation of the surviving corporation were amended to increase the authorized number of common shares to 100,000,000 with a par value of $.001 each, and to increase the authorized number of preferred shares to 50,000,000 with a par value of $.001 per share.


NOTE 18 - STOCKHOLDER'S EQUITY

The total number of shares of all classes of authorized capital stock is 150,000,000 shares, of which 50,000,000 shares shall be Preferred Stock, $.001 par value per share and 100,000,000 shares of Common Stock, $.001 par value per share. For purposes of presenting earnings per share, the weighted average shares outstanding have been retroactively restated to the earliest period presented.

Preferred stock -

The  designations  and  the  powers,  preferences  and  rights,  qualifications, limitations or restriction of the Preferred Stock shall be established in accordance with the Nevada Corporation Code by the Board of Directors. Additionally, the establishment of different series of Preferred Stock and variations in the relative rights and preferences shall be established accordingly.

Except for such voting powers with respect to the election of directors or other matters as may be stated in the resolutions of the Board of Directors creating any series of Preferred Stock, the holders of any such series shall have no voting power whatsoever.

              PHOENIX RESOURCES TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - STOCKHOLDER'S EQUITY - Continued

Common stock -

The holders of Common Stock shall have and possess all rights as shareholders of the corporation, including such rights as may be granted by the Articles of Incorporation, except as such rights may be limited by the preferences, privileges, voting powers, restrictions and limitations of the Preferred Stock.

Subject to preferential dividend rights, if any, of the holders of Preferred Stock, dividends upon the Common Stock may be declared by the Board of Directors and paid out of any funds legally available therefore at such times and in such amounts as the Board of Directors shall determine. In accordance with the loan covenants, the payment of dividends are restricted. Dividends cannot be paid without the prior written consent of Agriculture Production Credit Association.

Common stock purchase warrant -

In February, 1992, the Company completed a public offering by which 966,000 units were sold on a firm-commitment basis. Each unit consisted of two shares of common stock, one Class A redeemable common stock purchase warrant and one Class B redeemable common stock purchase warrant. Each Class A warrant is exercisable to purchase one share of common stock for $5.00 per share through March 9, 1994, and each Class B warrant is exercisable to purchase one share of common stock for $7.00 per share through the same date. Such warrants expired at the close of business March 9, 1995.

Stock option plan -

In July 1992, the Board of Directors adopted a plan by which each director of the Company on July 31 of any year who is not also an employee will be granted an option to purchase 2,000 shares of the Company's common stock, based on the average bid and asked price (as reported by NASDAQ) during the month of July. The options, when granted, will be exercisable for five years. No stock options or stock appreciation rights were granted to any person pursuant to the Plan during the year ended October 31, 1995. Options to purchase 10,000 shares each are outstanding as of October 31, 1995 to James E. Hughes, Sr. and to James E. Hughes, Jr. based on the average of bid and asked price on October 31, 1994 of $.80 per share.

Additional options were granted to Charles Masters, exercisable at $1.00 per share. During the current fiscal year, Mr. Masters resigned and the stock options now are considered expired.

              PHOENIX RESOURCES TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 - EXTRAORDINARY ITEMS

The extraordinary items are described as follows, net of taxes:

                                                 1995       1994
                                             --------   --------

Write down of notes receivable that were
   unrelated to the business enterprises     $520,000   $   --

Loss contingency accrual on the settlement
   of a lawsuit in December 1994                 --       99,000

Loss from a joint venture terminated in
   December 1994                                 --       55,022
                                             --------   --------

                                             $520,000   $154,022
                                             ========   ========


NOTE 20 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share of common stock were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period in the amount of 1,697,206 for 1995, 497,966 for 1994 and 483,148 for
1993 (after adjustment for a 1 for 10 reverse stock split).



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no events reportable pursuant to Item 304 of Regulation S-K by the Company with any of its former independent auditors during the last two fiscal years where such auditor has resigned, declined to stand for re-election or was dismissed as a result of accounting or financial disclosure matters. In March, 1996, the Company selected its current auditors as a result of entering into the oil and gas industry and due to the fact that the former auditors, Langley, Williams & Company, had advised the Company that because of their unfamiliarity with the oil and gas auditing procedures, they did not desire to be considered for the engagement as the Companys principal auditors for the 1995 fiscal year. Langley, Williams & Company did conduct the principal audit of the Companys Wood Products Division, having conducted the audit on its wood products subsidiaries, including Hughes Wood Products, Inc. and Houston Woodtech, Inc. There were no disagreements with either the former or present accountants as to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The engagement of the independent auditors was approved by the Board of Directors.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors of Registrant

     James R. Ray Mr. James R. Ray currently holds the following positions and offices with Phoenix Resources: Chairman of the Board of Directors Chief Executive Officer President March 3, 1995 to present. Mr. James R. Ray was elected to the position of President of the Company pursuant to the asset acquisition agreement entered into by Southwest Holdings, Inc. and the Company on March 3, 1995. Mr. Ray was later nominated and made a member of the Company's Board of Directors on March 9, 1995. During the past five years and until January, 1995, Mr. Ray has practiced as a certified public accountant within his own firm by the name of Ray & Associates, LLP. in Dallas, Texas. Mr. Ray has been on the Board of Directors of Ex-cel Resources, Inc. a NASDAQ publicly traded company prior to becoming involved with Phoenix Resources. During the past five years, Mr. Ray has also been actively engaged in the purchase and sale of numerous oil and gas interests through Southwest Holdings, Inc., a company owned and operated by him. Age: 57

     George W. Smith Current Positions and Offices held by George W. Smith with Phoenix Resources: Director Secretary February 22, 1995 to present. Mr. Smith has been self-employed during the past five years and has owned and operated G.W.S. Holding Company, which is primarily involved in the purchase and sale of oil leases, coal leases, natural gas contracts and bank guarantees. Term of
Office: February 22, 1995 to present, until the reelection of the Board at the next annual stockholder's meeting. Age: 73

     James E. Hughes, Sr. Offices and Positions held by James E. Hughes, Sr. as of October 31, 1995: Chairman of the Board of Phoenix Resources Technologies, Inc. Chief Executive Officer of Phoenix Resources Technologies, Inc. President of Hughes Wood Products, Inc. Offices and Positions presently held by James E. Hughes, Sr. : President of Hughes Wood Products, Inc. Feburary 23, 1995 to January 22, 1996. Mr. Hughes has been in the wood products industry for the past 22 years. During the past five years Mr. Hughes has been employed by the Company as its Chief Executive Officer, and President, as well as the President of its subsidiary, Hughes Wood Products, Inc. Mr. Hughes, Sr. job duties have included the oversight and management of the company until March, 1995 as well as the continued oversight and management of the Comnpanys Wood Products Division. Coast Casualty Insurance Company of Lake Charles, Louisiana. Term of Office:
February 23, 1995 to January 22, 1996.  Age: 52

     Warren R. Haught Current Positions held by Mr. Warren R. Haught: Director of the Company President elect of the Companys Energy Division. July 10, 1995 to present. Pursuant to the asset acquisition agreements entered into between Mr. Warren Haught, Top Drilling, Inc. and HAH Petroleum, Inc. on or about July 10, 1995, Mr. Haught was to be elected as President of the newly formed Energy Division of the Company as well as made a Director of the Company. Mr. Haught has been self employed in the Oil and Gas Industry since 1952. A third generation oil and gas industrialist, Mr. Haught has owned and operated several oil and gas wells, in various capacities, including drilling, distribution, and production. Mr. Haught brings a tremendous wealth of knowledge in the oil and gas industry to the Company. He has been the President and Director and a member of the Independent Oil and Gas Association of West Virginia. Term of Office:
July 10, 1995 to present. Age: 62

Executive Officers of Registrant

James R. Ray
         See Directors of Registrant.

Warren R.Haught
         See Directors of Registrant.

James E. Hughes, Sr.
         See Directors of Registrant.

Marvin Lewis  Assistant  Secretary to the Company Term of Office:  March 6,
1995 to present. Mr. Lewis has been engaged in the practice of law for the past 35 years. At present, he is no longer actively involved in his practice but provides services as a legal consultant to the Company. Age: 55

ITEM 11. EXECUTIVE COMPENSATION.

 SUMMARY COMPENSATION TABLE(1)

                                                         Long-Term Compensation

               Annual Compensation                                      Awards
- --------------------------------------------------------------------------------
                                           Other
Name                                       Annual        Restricted     Under-
and                                        Compen-       Stock          lying
Principal                                  sation        Award(s)       Options/
Position         Yr     Salary($)          Bonus($)      ($)
- --------------------------------------------------------------------------------
James E. Hughes  1995    75,000(2)         10,440(3)     -0-            -0-
Sr. Chief
Executive Officer
James R. Hughes  1994    150,000           10,440        -0-            -0-
Sr. Chief
Executive Officer
James R. Hughes  1993    150,000           10,440        -0-            -0-
Executive Officer
James R. Ray:    1995    -0-               15,000(4)     -0-            -0-
President

                              PAYOUTS

                        LTIP               All Other
                        Payouts            Compensation
                 Yr     ($) SARS (7)
- --------------------------------------------------------------------------------
James E. Hughes  1995    -0-              300,000(4)
Sr. Chief
Executive Officer
James E. Hughes  1994    -0-                 -0-
Sr. Chief
Executive Officer
James E. Hughes  1993    -0-                 -0-
Sr. Chief
Exceutive Officer
James R. Ray     1995    -0-                2,500(6)


     (1) The foregoing table sets forth information regarding compensation paid to Officers of Phoenix Resources Technologies, Inc. during the three fiscal years ended October 31, 1995. No other executive officer received compensation in excess of $100,000 during fiscal 1995.

     (2) Pursuant to the stock purchase agreement entered into in 1991 between Firma, Inc. and Hughes Wood Products, Inc., the annual salary of Mr. Hughes for the 1995 fiscal year was to be in excess of $167,375. However, Mr. Hughes requested a reduction in his salary during this past fiscal year 1995 on account of the cash shortages experienced by the Wood Products Division of the Company during the year. Mr. Hughes received approximately $75,000 as a result of this reduction.

     (3) This amount, including other annual compensation columns for years 1994 and 1993, constitute amounts paid to or for the benefit of Mr. Hughes in connection with a life insurance plan which was in place significantly prior to the May 1991 acquisition of HWP by the Company. Pursuant to this plan, the Company pays approximately $48,000 per year for insurance on the life of Mr. Hughes, Sr. Although the Company is vested in the cash surrender value to the extent of the premiums paid. The percentage of the premiums for the term insurance portion of the policy is considered other compensation to Mr. Hughes as indicated above.

     (4) Mr. Hughes received 600,000 shares of pre one for ten reverse split stock on March 22, 1996 as payment and consideration for personally guaranteeing loans and indebtedness in excess of $6,000,000 owed by the Company. The consideration was calculated based on a formula of $50,000 of compensation was to be paid for every $1,000,000 dollars of indebtedness guaranteed. The shares, which were issued pursuant to the Companys newly established Employee Benefit Plan of 1995, were registered pursuant to Form S-8 and were freely tradeable at the time of issuance. However, Mr. Hughes has not sold any of these shares as of June 11, 1996.

     (5) Mr. Ray received approximately 15,000 dollars worth of compensation as a result of performing several minor contracting services for the company for which he received direct compensation.

     (6) Pursuant to services rendered as its Chief Executive Officer, the Company granted Mr. Ray approximately two thousand five hundred dollars worth of stock pursuant to the Companys Employee Benefit Plan as noted below. (See Note
7)

     (7) The Board of Directors of the Company adopted an Employee Stock Benefit Plan (the Plan) on March 17, 1995, by filing a Registration S-8 authorizing the registration of four million shares of the Companys common stock for issuance in connection with the compensation to its employees and consultants pursuant to the plan. The Company filed a subsequent amendment to this Plan registering an additional two million shares of common stock on October 3, 1995 as additional stock to utilized as payment for services rendered to the corporation by its employees and consultants. But for the issuance of 605,000 shares of this stock as noted above (See notes 4 and 6) to Mssrs. Hughes and Ray, no other employee of the Company has received stock pursuant to this plan.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Security Ownership of Certain Beneficial Owners


                  Name and Address              Amount and
Title of Class    of Beneficial Owner           Nature of             Percent
                                                Beneficial Owner      of Class
- --------------------------------------------------------------------------------
   Common Stock   Southwest Holdings, Inc.      456100 (2)              4.98
                  P.O. Box 116 Road Town
                  Tortola, British Virgin
                  Islands

         Security Ownership of Management(1)

                  Name and Address              Amount and
Title of Class    of Beneficial Owner           Nature of             Percent
                                                Beneficial Owner      of Class
- --------------------------------------------------------------------------------
   Common Stock   James R. Ray                  456100 (2)              4.98
                  16730 E. Trevino Dr.
                  Fountain Hills, AZ 85266

   Common Stock   George W. Smith               5,000                   0.05


   Common Stock   James E. Hughes, Sr.          283,642                 3.10

     (1) The above tables set forth information regarding current positions of the Officers, Directors, and greater than five percent beneficial shareholders Officers and Directors of Phoenix Resources Technologies, Inc. as of May 3, 1996.

     (2) The 456,100 shares of common stock are held in the name of Southwest Holdings, Inc., a Company that is wholly owned and controlled by Mr. James R. Ray. As such, Mr. Ray has, by virtue of his substantial control over Southwest Holdings, Inc., has a beneficial ownership interest in these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     On February 28, 1995 the Registrant entered into an asset purchase agreement (Agreement) with Southwest Holdings, Inc., (Southwest) a corporation organized under the laws of the British Virgin Islands, and wholly owned by Mr. James R. Ray. Pursuant to the Agreement the Registrant acquired six oil and gas wells along with seventeen acres of surrounding land that is proven with oil and gas reserves located in the Vermillion and La Salle Parishes of Louisiana, (Southwest Assets) in exchange for which the Registrant issued 8,291,000 shares of Rule 144 common stock and 200,000 shares of Series A Preferred Stock to Southwest, and Southwests assignee, James C. Wiles, an unaffiliated creditor of Southwest. The Agreement was consummated on March 9, 1995. Insofar as Mr. Ray was made President of the Registrant as a result of this transaction, (See Item 11 supra.) and the fact that he substantially controlled Southwest at the time of this transaction, Mr. Ray may have received an indirect beneficial interest in the transaction as a result of his control position in Southwest. In addition, Mr, Ray was nominated onto the Board of Directors of the Registrant shortly after this transaction and was originally a nominee to the Board of Directors at the time the Agreement was being considered by the Registrants Board. As such, Mr. Ray may have received a direct beneficial interest in this transaction. In addition, because Mr. Ray substantially controlled Southwest, Mr. Ray may have received a direct beneficial interest in the stock issued to Southwest by the Registrant pursuant to this transaction. The Southwest Assets were previously held by J.A.D.E. Petroleum, Inc. a Texas Corporation that is a wholly owned subsidiary of Southwest Holdings. In a previous transaction, Southwest acquired the Southwest Assets through the acquisition of all of the issued and outstanding stock of J.A.D.E. Petroleum, pursuant to a stock purchase agreement between Southwest and James E. Hughes, Sr. Mr. Hughes exchanged his ownership interest in the stock of J.A.D.E. Petroleum, Inc. in favor of Southwest in exchange for a non-recourse promissory note in the amount of $6.7 million dollars and bearing 6% interest accruing on maturity. As such, the transactions taken together may be construed as not having been conducted at arms length and Mr. Hughes, Sr. may have received an indirect beneficial interest in the Agreement. At the time of filing of this disclosure report, the Registrant has not perfected its title in the Southwest Assets by obtaining and recording the assignments of interest from Southwest. Management of the Company has stated that this has been an oversight and the Company will promptly record its interest in these assets with the local title recording offices in both Vermillion and La Salle Parishes.

     On August 15, 1995 the Company agreed, pursuant to a duly called Special Meeting of the Board of Directors, to purchase the stock of U.S. Refining, Inc. from Universal Pacific Reinsurance Ltd., a company registered and incorporated in the Marshall Islands, (Universal Agreement), whereby, in exchange for two million two hundred thousand shares of the Companys common stock and a promissory note in favor of the Universal issued by the Company in the amount of three million dollars and bearing interest at the rate of 8% to accrue upon sixty days from the date of issuance, the Company acquired the stock of U.S. Refining, Inc. and its assets which consisted of the Egan, Louisiana Oil Refinery. The assets of U.S. Refining, Inc. consisted of an Oil Refinery that was located in Egan, Louisiana. U.S. Refining, Inc. was previously owned and substantially controlled by Mr. James E. Hughes, Sr., who in a previous and unrelated transaction and party to the Universal Agreement sold his interests in U.S. Refining, Inc. The Board also considered a proposal from Mr. Hughes, Sr. who had requested that the Board allow him a ninety day option to purchase the Oil Refinery for the same consideration paid by the Company in the event that the Company had determined during this ninety day period that the refinery acquisition proved to be inappropriate with the objectives and operations of the Company. On October 3, 1995 the Board reconvened and determined that it was in the best interests of the corporation to sell the refinery assets to Mr. Hughes. The board based its decision on several factors including the fact that a previously undiscovered fact had come the Boards attention which made the refinery an unprofitable short term acquisition. Because of a railroad trestle that existed in the middle of the canal, only but the smallest barges were able to reach the ports of the refinery, making the refinery unprofitable without incurring significant remediation costs. In addition, the previous plan of utilizing the refinery as a crude oil blending facility proved to be an event that could not be effectively implemented by the company given its current cash flow shortage, as a profitable venture in the foreseeable future. In exchange for the issued and outstanding stock of U.S. Refining. Inc., Mr. Hughes, Sr. assumed the promissory note in favor of Universal and paid as consideration two million two hundred and fifty thousand dollars worth of marketable securities to the Company, for a total value of over five million five hundred thousand dollars. As a result of these successive transactions occurring within a short period of time, and Mr. Hughes previous affiliations with U.S. Refining, Inc., Mr. Hughes may have received a material indirect or direct beneficial interest in this series of transactions and due to the related nature of the parties involved, the transaction cannot be said to have occurred at arms length.




Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX RESOURCES TECHNOLOGIES, INC.

By:     /s/ James R. Ray
        ------------------------------------------------
Title:   President, Chairman of the Board, CEO

Date:   June 14, 1996

By:     /s/ George W. Smith
        ------------------------------------------------

Title:  Secretary, Director

Date:   June 14, 1996




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ James E. Hughes, Sr.
       --------------------------------------------------

Title: Former Director/Chairman of Registrant

Date:  June 15, 1996

By:

Title

Date:

By:_____________________________________________________
Name

Title

Date:

By:_____________________________________________________
Name

Title


Date:

By:_____________________________________________________
Name

Title

Date: