Form 10-Q
period 1996-01-31
PHOENIX RESOURCES TECHNOLOGIES INC
filed 1996-06-24
CIK 808575

PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS


                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                              FOR THE PERIOD ENDED
                                   (Unaudited)

                                       1/31/96         1/31/95

Current assets:
Cash                               $    20,949   $       380
Trade receivable                     1,161,412     2,856,264
Inventories                          1,647,139     2,129,627
Timber deeds                           661,884       754,110
Prepaid expenses                       211,183       106,340
Deferred income tax

      TOTAL CURRENT ASSETS         $ 3,909,076   $ 6,076,471

Long-term receivables                  386,651       315,294
Property and equipment              22,150,155     6,551,766
Other assets                         1,431,957       282,418
                                   -----------    -----------
      TOTAL ASSETS                 $27,877,839   $13,225,949

      LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Notes payable and current maturities
 of long term debt                 $  5,365,514  $ 2,381,196
Bank overdraft                          678,054        -0-
Accounts payable                      2,551,848    1,703,711
Customer deposits                        76,456       73,942
Accrued expenses                        315,715      187,718
                                    -----------    ----------
      Total current liabilities    $  8,987,587  $ 4,346,567
Long term debt
(less current maturities)               888,392    3,140,187
Deferred income taxes                   388,491      209,783
      STOCKHOLDERS' EQUITY
Common stock                        $      7,780      53,097
Preferred stock-Series A                     200          -
Preferred stock-Series B                   1,000          -
Preferred stock-Series C                   1,000          -
Additional paid in capital            20,381,951   4,547,752
Treasury stock                          (733,400)   (733,400)
Retained earnings
      TOTAL STOCKHOLDERS' EQUITY
      TOTAL LIABILITIES AND EQUITY   $27,877,839 $13,225,949


             PHOENIX RESOURCES TECHNOLOGIES, INC.
        CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                              1996             1995
Income:

Net Sales-Woodproducts        $5,032,698       $ 6,769,653
Net Sales-Oil and gas            313,837            -0-
                               ---------        ----------
       TOTAL INCOME           $5,346,535       $ 6,769,653

Cost of Sales
Gross Profit                     243,835           630,599
Operating expenses
Operating income                (384,972)         (162,163)
Other income (expense)
Other income                        0                9,006
Interest expense                (       )

Total other income (expense)    ( 85,591)         ()
Net income before income tax    (470,563)         (326,785)
Income tax expense                 -0-
                                -----------
Net income after income tax     (470,563)        $(215,679)
Earnings per share of common
 stock outstanding               $  (0.06)       $  (0.04)


             PHOENIX RESOURCES TECHNOLOGIES, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
Note 1   Basis of Presentation

The financial information included herein is unaudited however such information reflects all adjustments (consisting solely of normal adjustments) which are in the opinion of management necessary for a fair statement of results for the interim periods.

The results of operations for the three month period ended January 31, 1996 are not necessarily indicative of the results to be expected for the full year.

     The condensed consolidated financial statements include the accounts of Phoenix Resources Technologies, Inc. and the following subsidiaries. Hughes Wood Products, Inc. Houston Woodtech, Inc.

Note 2.  Inventories

     The company values its inventories generally at the lower of cost (first in first-out) or market. lumber and wood products are valued using a full absorption procedure using standard cost techniques. Inventoried costs include material, direct labor and production overhead. Cost for the log inventory generally represents average current purchase cost.

Note 3 Income taxes

     The provision for income taxes has been estimated by annualizing income based on the results of operations for the first six months of this fiscal year. Then the annual income taxes are calculated at the statutory rate of 34%. The quarterly estimated income tax expense is calculated at on- fourth (1/4) of the estimated annual income tax expense. No provision for tax savings on the quarterly loss was computed due to the continuing losses incurred by the corporation. Under the applicable FAS tax assets are to be accrued only if a reasonable certainity that such assets can be utilized by the corporation.


ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Information contained in the notes to the financial statements hereinabove have been incorporated by reference into this section as well as to other related items in Part II below.

     Statement of Financial  Condition

     Phoenix Resources Technologies, Inc. ("Company" or "Registrant") continued to increase its expanding Energy Division during the first quarter of fiscal year 1996. On January 18, 1996, the Company announced the acquisition of three pipeline systems located in Ritchie County, West Virginia. These three pipeline systems, which in aggregate exceed sixty five miles of gas gathering lines and equipment, were acquired from an unrelated Canadian corporation, in exchange for 2,250,000 share of the Company's common stock and the assumption of $150,000 in debt. Through the acquisitions of the various oil and gas properties this past fiscal year, the Company increased its total property, plant and equipment holdings to $22,150,155 for the period ended January 31, 1996 as compared to $6,551,766 for the same period ended a year earlier, or an increase of $15,598,389 or by 238%. Also attributable to its expansion into the oil and gas industry has been the increase to the Companys operating expenses during the 1995 fiscal year. Operating expenses increased to $4,955,852 for the three year period ended October 31, 1995 as compared to $3,117,290 for s similar period ended the year before. This increase is due to the additional operating expenses incurred in running its new corporate headquarter in Scottsdale Arizona in addition to payment for consulting services rendered in connection with mergers and acquisition services, payment for services for corporate financing transactions, investor and public relations support, legal and other services for which the company has issued its S-8 registered stock as compensation.


Liquidity and Capital Resources

     As of the end of the first quarter ended January 31, 1996, the Company generated a total of $5,346,535 in revenue. However its operating costs continue to exceed its revenues, due largely from costs associated with the acquisitions of the several oil and gas properties. The AG-PCA promissory note and obligation, (See Item 7. Management's Discussion & Analysis: Form 10-K 1995 incorporated by reference herein.) which was, as of October 31, 1995, recorded in aggregate as a current liability rather than as long-term, continues to be an event that, if called and accelerated, could impact the availability of the company's ability to meet its current obligation and its overall capital resources. However, Management intends to formally divest certain of the Wood Products assets and is currently in negotiations to assign or refinance this The security of the AG-PCA note was the Louisiana Property, Bon Wier Property, Comal County Property, Houston Property, all general intangibles, contract rights, chattel paper, farm products and instruments and fixtures of Resources (the
Company), Wood Products, and Woodtech, and the equipment and continuing guarantee agreement of James E. Hughes, Sr.

Material Acquisitions

     As previously stated, the Company acquired 3 gas pipeline systems located in Ritchie County, West Virginia in exchange for its common stock and an assumption of a one hundred and fifty thousand of debt.

     Results of Operations

     The Companys gross revenue for the quarter ended January 31, 1996 was $5,032,698, as compared to $6,769,653 for the first quarter of fiscal year 1995, which represents a decrease of $1,736,955, or a 25.7% decrease in total revenues. Revenues from the oil and gas operations were only $313,837 for the first quarter ended January 31, 1996. The revenues generated from the West Virginia oil and gas properties continue to be reinvested into several ongoing rework projects. Once completed, these revenues should be in excess of $30,000 per month.

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

By:       /s/ James R. Ray
          ---------------------------------------

Title:    President/Director/Chairman of Registrant

Date:

By:

Title

Date:

By:       /s/  George W. Smith
          ----------------------------------------

Title:    Secretary/Director of Registrant

Date: