Form 10-Q
period 1996-04-30
PHOENIX RESOURCES TECHNOLOGIES INC
filed 1996-06-28
CIK 808575

PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS


                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                              FOR THE PERIOD ENDED
                                   (Unaudited)

                                       4/30/96         4/30/95

Current assets:
Cash                               $    55,354   $    24,611
Trade receivable                     2,057,476     2,172,239
Inventories                          2,215,625     2,665,894
Timber deeds                           661,884       753,112
Prepaid expenses                       291,183       553,584
Deferred income tax                    211,183       229,658

      TOTAL CURRENT ASSETS         $ 5,492,705   $ 6,399,099
Long-term receivables                     --         315,294
Property and equipment              22,070,155    13,607,511
Other assets                         2,250,000     1,118,376
                                   -----------    -----------
      TOTAL ASSETS                 $29,812,860   $21,440,279

      LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Notes payable and current maturities
 of long term debt                 $  5,217,222    2,355,673
Bank overdraft                          415,760        --
Accounts payable                      4,559,927    2,551,848
Customer deposits                        63,021       76,456
Accrued expenses                        102,039      315,715
Advances from shareholders              265,750        --
                                    -----------    ----------
      Total current liabilities    $  10,623,719 $ 5,299,692
Long term debt
(less current maturities)               988,389    3,140,187
Deferred income taxes                   388,491      255,215
      STOCKHOLDERS' EQUITY
Common stock                        $      7,780     141,215
Preferred stock-Series A                     200         200
Preferred stock-Series B                   1,000          -
Preferred stock-Series C                   1,000          -
Additional paid in capital            20,381,951  11,406,788
Treasury stock                          (733,400)   (733,400)
Retained earnings                     (1,846,270)  1,830,382
      TOTAL STOCKHOLDERS' EQUITY      17,812,261  12,745,185
      TOTAL LIABILITIES AND EQUITY    29,812,860  21,440,279


             PHOENIX RESOURCES TECHNOLOGIES, INC.
        CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                                Six Months Ended:

                                 4/30/96           4/30/95
Income:

Net Sales-Woodproducts        $10,393,639     $ 12,661,978
Net Sales-Oil and gas             689,458           85,312
                               ---------        ----------
       TOTAL INCOME           $11,083,097      $ 6,769,653

Cost of Sales                   8,532,010       11,348,391
Gross Profit                    2,551,087        1,398,899
Operating expenses              1,977,883        1,369,032
Operating income                  573,204           29,867
Other income (expense)
Other income                        0                9,006
Interest expense                ( 342,312)        (346,162)

Total other income (expense)    ( 342,312)        (337,156)
Net income before income tax      230,892         (307,289)
Income tax expense                 32,000         (112,413)
                                -----------
Net income after income tax     (470,563)        $(215,679)
Earnings per share of common
 stock outstanding               $  (0.06)       $  (0.04)

       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                               Three Months Ended:

                                 4/30/96           4/30/95
Income:

Net Sales-Woodproducts        $ 5,360,941      $ 5,892,325
Net Sales-Oil and gas             375,621           86,312
                               ---------        ----------
       TOTAL INCOME           $ 5,736,562    $   5,978,637
Cost of Sales                   3,429,310        5,209,337
Gross Profit                    2,307,252          769,300
Operating expenses              1,349,076          576,250
Operating income                  958,176          193,050
Other income (expense)
Other income                        0                9,006
Interest expense                ( 256,541)        (172,554)

Total other income (expense)    ( 256,541)        (163,548)
Net income before income tax      701,635         ( 29,502)
Income tax expense                103,545         (  8,700)
                                -----------
Net income after income tax      (598,090)       $( 20,802)
Earnings per share of common
 stock outstanding               $  (0.08)       $  (0.01)



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

     The results of operations for the three month and six month period ended April 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

Note 3 Income taxes

     The provision for income taxes has been estimated by annualizing income based on the results of operations for the first six months of this fiscal year. Then the annual income taxes are calculated at the statutory rate of 34%. The quarterly estimated income tax expense is calculated at one fourth (1/4) of the estimated annual income tax expense. No provision for tax savings on the quarterly loss was computed due to the continuing losses incurred by the corporation. Under the applicable FAS tax assets are to be accrued only if a reasonable certainity that such assets can be utilized by the corporation.


ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The corporation had a significant increase in profitability during the second quarter. This is due to the cost and inventory containment efforts of management that are presently taking effect. Profits for the second quarter totaled $0.08 per share and the total year to date profits are $0.02 per share. The majority of the increase comes from the wood products sector which enjoyed high profit margins and a change in the mixture of products sold to decrease the cost of sales as a percentage of sales. The oila nd gas division had a higher than expected increase in both revenue and profit which is expected to continue during the remainder of this fiscal year.

Demand for and prices of wood prodicts and energy products continue to be strong ,but the prices are expected to decline a bit in the third and fourth quarters of the fiscal year.

Liquidity and Capital Resources

     Phoenix Resources Technologies, Inc. had a working capital deficit at the end of April 30, 1996. It is expected that adequate cash flow will come from the conversion of Accounts Receivable and inventories into cash to meet all obligations of the corporation.

                              PART II

ITEM 1.  Legal proceedings
None

ITEM 2.  Changes in securities
None

ITEM 3.  Defaults upon senior securities
None

ITEM 4.  Submission of Matters to a Vote of Security Holders
None

ITEM 5.  Other information
None

ITEM 6.  Exhibits and reports on form 8-k
None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         PHOENIX RESOURCES TECHNOLOGIES, INC.

June 24, 1996                           s/James R. Ray
- -------------                           --------------
Date                                    Signature

June 24, 1996                           s/George W. Smith
- -------------                           ------------------
Date                                    Signature