Form 10-Q/A
period 1996-04-30
PHOENIX RESOURCES TECHNOLOGIES INC
filed 1996-06-28
CIK 808575

THE FINANCIAL STATEMENTS ARE BEING RESUBMITTED ON ACCOUNT OF CERTAIN CLERICAL ERRORS CONTAINED IN THE ORIGINAL SECOND QUARTER FORM 10-Q.

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


             PHOENIX RESOURCES TECHNOLOGIES, INC.
        CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                                Six Months Ended:

                                 4/30/96           4/30/95
Income:

Net Sales-Woodproducts        $10,393,639     $ 12,661,978
Net Sales-Oil and gas             689,458           85,312
                               ---------        ----------
       TOTAL INCOME           $11,083,097      $12,747,290

Cost of Sales                   8,532,010       11,348,391
Gross Profit                    2,551,087        1,398,899
Operating expenses              1,977,883        1,369,032
Operating income                  573,204           29,867
Other income (expense)
Other income                        0                9,006
Interest expense                ( 342,312)        (346,162)

Total other income (expense)    ( 342,312)        (337,156)
Net income before income tax      230,892         (307,289)
Income tax expense                 32,000         (112,413)
                                -----------
Net income after income tax       198,892        $(194,876)
Earnings per share of common
 stock outstanding               $  0.02          $  (0.09)

       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                               Three Months Ended:

                                 4/30/96           4/30/95
Income:

Net Sales-Woodproducts        $ 5,360,941      $ 5,892,325
Net Sales-Oil and gas             375,621           86,312
                               ---------        ----------
       TOTAL INCOME           $ 5,736,562    $   5,978,637
Cost of Sales                   3,429,310        5,209,337
Gross Profit                    2,307,252          769,300
Operating expenses              1,349,076          576,250
Operating income                  958,176          193,050
Other income (expense)
Other income                        0                9,006
Interest expense                ( 256,541)        (172,554)

Total other income (expense)    ( 256,541)        (163,548)
Net income before income tax      701,635           29,502
Income tax expense                103,545            8,700
                                -----------
Net income after income tax       598,090        $  20,802
Earnings per share of common
 stock outstanding               $   0.08         $   0.01



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