Form 10-K/A
period 1995-10-31
PHOENIX RESOURCES TECHNOLOGIES INC
filed 1996-08-12
CIK 808575

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             SMITH, DANCE & COMPANY
                          Certified Public Accountants
                   433 East Las Colinas Boulavard, Suite 1290
                               Irving, Texas 75039
                       Phone 214-556-1190 Fax 214-556-2311


                        REPORT OF INDEPENDENT ACCOUNTANTS





     To  the  Board  of  Directors  and   Shareholders   of  Phoenix   Resources
Technologies, Inc. (formerly Hughes Resources, Inc.):


     We have audited the accompanying consolidated balance sheet of Phoenix Resources Technologies, Inc. (formerly Hughes Resources, Inc.) and its subsidiaries as of October 31, 1995, and the related consolidated statement of operations, cash flows and changes in shareholders equity for the year then ended. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Hughes Wood Products, Inc. and its subsidiary Houston Woodtech, Inc., (wholly-owned subsidiaries of Phoenix Resources Technologies, Inc.), which statements reflect total assets of $12,734,172 as of October 31, 1995 and total revenues of $26,270,937 for the year then ended. Those statements were audited by other auditors whose report was dual dated January 5, 1996 and April 26, 1996 and included an explanatory paragraph which raised substantial doubt about the entities ability to continue as a going concern, has been furnished to us, and our opinion, insofar as it relates to the amounts of Hughes Wood Products, Inc. and its subsidiary, is based solely on the report of the other auditors. The financial statements of Phoenix Resources Technologies, Inc. and its subsidiaries for the years ended October 31, 1994 and 1993, respectively were audited by other auditors, whose report was dated January 5, 1995, expressed an unqualified opinion on those statements.

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

     In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Phoenix Resources, Inc., and subsidiaries at October 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended October 31, 1995, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred a significant net loss for the year ended October 31, 1995. As discussed in Notes 7 and 15 to the financial statements, the Company was not in compliance with certain terms of its long-term debt agreements at October 31, 1995. As the result of covenant violations, the holder of such debt may, after notice and expiration of applicable grace periods, declare the entire amount of such indebtedness due and payable immediately. Managements plans to restructure its long-term debt are also discussed in Note 15. These conditions raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.




     Irving, Texas June 7, 1996 except for the Supplemental Information on Oil and Gas Producing Activities (unaudited) as to which the date is August 8, 1996






                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

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

     SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                                   Unaudited

     In the original filing of these financial statements, this supplemental oil and gas information was omitted due to the volume of information required and the amount of time associated with the compilation of the information. In their report dated June 7, 1996, the auditors noted this ommission as a departure from generally accepted accounting principles. In this current financial statement, the auditors report has been dual-dated so as to include the following supplementary oil and gas disclosure.

     In accordance with Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities"(SFAS 69), this section provides supplemental information on oil and gas exploration and producing activities of the company in six separate tables. The first three tables provide historical cost information pertaining to costs incurred in exploration, property acquisitions and development; capitalized costs; and results of operations. Tables IV through VI present information on the company's estimated net proved reserve quantities, standardized measure of estimated discounted future net cash flows related to proved reserves, and changes in estimated discounted future net cash flows. During the current fiscal year, the company acquired its first oil and gas properties; accordingly no oil and gas information is shown for prior years.


TABLE I - COSTS INCURRED IN EXPLORATION, PROPERTY ACQUISITIONS AND DEVELOPMENT

         YEAR ENDED OCTOBER 1995
         Exploration
               Wells                                                        -
               Geological and geophysical                                   -
               Rentals and other                                            -

               Total exploration                                            -

         Property acquisitions (2)
               Proved (3)                                            $9,979,272
               Unproved                                                     -

            Total property acquisitions                               9,979,272
         Development                                                        -
         TOTAL COSTS INCURRED                                        $9,979,272

         YEAR ENDED OCTOBER 1994                                 Not applicable

         YEAR ENDED OCTOBER 1993                                 Not applicable


     TABLE II - CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES

         AT OCTOBER 31, 1995
         Unproved properties                                              -
         Proved properties and related                                    -
              producing assets                                       $9,979,272
         Support equipment                                                -
         Deferred exploratory wells                                       -
         Other uncompleted projects                                       -

            Gross capitalized costs                                   9,979,272


     TABLE II - CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES - Continued


         Unproved properties valuation                                    -
         Proved producing properties -
             Depreciation and depletion                                 122,824
             Future abandonment and restoration                           -
         Support equipment depreciation                                   -
          Accumulated provisions                                        122,824
         NET CAPITALIZED COSTS                                       $9,856,448

         AT OCTOBER 31, 1994                                     Not Applicable

         AT OCTOBER 31, 1993                                     Not Applicable

     TABLE III - RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

     The company's results of operations from oil and gas producing activities for the years 1995, 1994 and 1993 are shown below.

     Net income from exploration and production activities reflects income taxes computed on an effective rate basis. In accordance with SFAS 69, income taxes below are based on statutory tax rates, reflecting allowable deductions and tax credits, as well as estimated net operating loss carryforwards. Results for 1993 and 1994 are not shown since no oil and gas properties were owned prior to the current year. Results reported for 1995 do no include an allocation of corporate overhead. Interest expense is excluded from the results reported below.

         YEAR ENDED OCTOBER 31, 1995
         Revenues from net production
            Sales                                                       191,813
            Transfers                                                  -
               Total                                                    191,813

            Production expenses                                        (75,026)
            Proved producing properties depreciation,
                depletion and abandonment provision                    (122,824)
            Exploration expenses                                          -
            Unproved properties valuation-                               -

            Results before income taxes                                 (6,037)
         Income tax expense                                                  -
         RESULTS OF PRODUCING OPERATIONS                               $(6,037)

         YEAR ENDED OCTOBER 31, 1994                             Not Applicable

         YEAR ENDED OCTOBER 31, 1993                             Not Applicable





     TABLE III - RESULTS  OF  OPERATIONS  FOR OIL AND GAS  PRODUCING  ACTIVITIES
- -Continued


         PER-UNIT AVERAGE SALES PRICE
            AND PRODUCTION COST

         YEAR ENDED OCTOBER 31, 1995 Average sales prices
             Liquids, per barrel                                         $17.13
             Natural gas, per thousand cubic feet                          1.62
            Average production costs, per barrel (1)                       4.07

         YEAR ENDED OCTOBER 31, 1994 Average sales prices
             Liquids, per barrel                                             -
             Natural gas, per thousand cubic feet                            -
            Average production costs, per barrel                             -

         YEAR ENDED OCTOBER 31, 1993 Average sales prices
             Liquids, per barrel                                             -
             Natural gas, per thousand cubic feet                            -
            Average production costs, per barrel                             -

         Average sales price for liquids ($/Bbl)
            OCTOBER        1995                                          $17.13
            October        1994                                              -
            October        1993                                              -

         Average sales price for natural gas ($/MCF)
            OCTOBER        1995                                           $1.62
            October        1994                                              -
            October        1993                                              -

     (1) Natural gas converted to crude oil equivalent gas barrels at a rate of 6 MCF per barrel.

     TABLE IV - RESERVE QUANTITIES INFORMATION

     The company's estimated net proved underground oil and gas reserves and changes thereto for the years 1995, 1994 and 1993 are shown in the following table. Proved reserves are estimated by independent reservoir engineers. These proved reserve estimates are reviewed annually by the corporation to ensure that rigorous professional standards and the reserves definitions prescribed by the Securities and Exchange Commission are consistently applied throughout the company.

     Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Due to the inherent uncertainties and the limited nature of reservoir data, estimates of underground reserves are subject to change over time as additional information becomes available.

     Proved reserves do not include additional quantities recoverable beyond the term of the lease or contract unless renewal is reasonably certain, or that may result from extensions of currently proved areas, or from application of secondary or tertiary recovery processes not yet tested and determined to be economic.

     Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods.

     "Net" reserves exclude royalties and interests owned by others and reflect contractual arrangements and royalty obligations in effect at the time of the estimate.


TABLE IV - RESERVE QUANTITIES INFORMATION - Continued


     NET PROVED RESERVES OF CRUDE OIL, CONDENSATE AND NATURAL GAS LIQUIDS

                                                       OIL             GAS
                                                       RESERVES        RESERVES
                                                       (BARRELS)       (MCF)

         RESERVES AT
         NOVEMBER 1, 1992                                   Not Applicable

         RESERVES AT
         OCTOBER 31, 1993                                   Not Applicable


         RESERVES AT
               OCTOBER 31, 1994                             Not Applicable
               Changes attributable to:
             Revisions                                 -                      -
              Improved recovery                        -                      -
              Extensions
                 and discoveries                       -                      -
               Purchases(l)                            3,030,119     31,493,546
               Sales (2)                               -                      -
               Production                            (1,760)          (100,061)

         RESERVES AT
         OCTOBER 31, 1995                            3,028,359       31,393,485

         Developed reserves

            At November 1, 1992                        -                      -
            At October 31, 1993                        -                      -
            At October 31, 1994                        -                      -
            AT OCTOBER 31, 1995                    9,961,472            214,324


     TABLE V - STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATED TO PROVED OIL AND GAS RESERVES

     The standardized measure of discounted future net cash flows, related to the above proved oil and gas reserves, is calculated in accordance with the requirements of SFAS 69. Estimated future cash inflows from production are computed by applying year-end prices for oil and gas to year-end quantities of estimated net proved reserves. Future price changes are limited to those provided by contractual arrangements in existence at the end of each reporting year. Future development and production costs are those estimated future expenditures necessary to develop and produce year-end estimated proved reserves based on year-end cost indices, assuming continuation of year-end economic conditions. Estimated future income taxes are assumed to be nonexistent due to the amount of the net operating loss available and the going concern issues outlined in Note 15. Discounted future net cash flows are calculated using 10 percent midperiod





     TABLE V - STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATED TO PROVED OIL AND GAS RESERVES - Continued

     discount factors. This discounting requires a year-by-year estimate of when the future expenditures will be incurred and when the reserves will be produced.

     The information provided does not represent management's estimate of the companys expected future cash flows or value of proved oil and gas reserves. Estimates of proved reserve quantities are imprecise and change over time as new information becomes available. Moreover, probable and possible reserves, which may become proved in the future, are excluded from the calculations. The arbitrary valuation prescribed under SFAS 69 requires assumptions as to the timing and amount of future development and production costs. The calculations are made as of December 31 each year and should not be relied upon as an indication of the company's future cash flows or value of its oil and gas reserves.


         AT OCTOBER 31, 1995
Future cash inflows from production ...............................$ 89,635,909
Future production and development costs ...........................(24,977,020)
Future income taxes ...............................................         --

Undiscounted future net cash flows ..................................64,658,889
10 percent midyear annual discount for
  timing of estimated cash flows ..................................(38,595,072)

         STANDARDIZED MEASURE OF DISCOUNTED
            FUTURE NET CASH FLOW                                    $26,063,817

         AT OCTOBER 31, 1994                                      Not Applicable

         AT OCTOBER 31, 1993                                      Not Applicable


TABLE VI - CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED RESERVES

                                                                                          1995               1994              1993
 PRESENT VALUE AT NOVEMBER 1 ........................................                      --                 --                --

 Sales and transfers of oil and gas
     produced, net of production costs ..............................              $   (194,813)              --                --
 Development costs incurred .........................................                      --                 --                --
 Purchases of reserves ..............................................                 26,225,630              --                --
 Sales of reserves ..................................................                      --                 --                --
Extensions, discoveries and improved
    recovery, less related costs ....................................                      --                 --                --
Revisions of previous quantity estimates ............................                      --                 --                --
Net changes in prices, development
     and production costs ...........................................                      --                 --                --
Accretion of discount ...............................................                      --                 --                --
Net change in income tax ............................................                      --                 --                --

  Net change for the year ...........................................                 26,063,817              --                --


 PRESENT VALUE AT OCTOBER 31 ........................................               $ 26,063,817              --                --

     TABLE VI - CHANGES IN THE STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS FROM PROVED RESERVES - Continued


     The changes in present values between years, which can be significant, reflect changes in estimated proved reserve quantities and prices and assumptions used in forecasting production volumes and costs. Changes in the
timing  of  production  are  included  with  Revisions  of  previous   quantity
estimates above.




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