Form 10-Q
period 1996-07-31
PHOENIX RESOURCES TECHNOLOGIES INC
filed 1996-09-18
CIK 808575

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly period ended July 31, 1996 or [ ] Transition  Report Pursuant to Section 13 or 15(d) of the Securities
Exchange  Act  of  1934.  For  the  transition  period  from   _____________  to
____________

Commission  File  Number  1-10987 and  0-19708  ]

                      PHOENIX RESOURCES TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

     NEVADA                                         84-1034982
(State or other Jurisdiction of                   (IRS Employer
Incorporation or Organization)                    Identification No.)

                            8283 N. Hayden Rd. Suite 128
                              Scottsdale. AZ 85258
          (Address of Principal Executive Offices, Including Zip Code)

           Registrant's Tele. No., Including Area Code (602)905-1320

     None (Former name, former add. and former fiscal yr., if changed) Indicate by Check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _x Yes __No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANRRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS


     Indicate by check mark whether the registrant has filed all documents and reports reguired to be filed by Sections 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution under a plan confirmed by the court. Yes_____ No______

     The total number of shares of common stock outstanding on August 1, 1996 was 9,174,891.



                                                      PART I
            Item 1.        Financial Statements


                                       PHOENIX RESOURCES TECHNOLOGIES, INC.
                                            CONSOLIDATED BALANCE SHEET
                                               FOR THE PERIOD ENDED
                                                   (Unaudited)
                                                                                          JULY 31,
           ASSETS                                                                  1996                     1995
                   Current assets:
           Cash                                                               $  281,312       $          24,611
           Trade receivable                                                      376,941                  85,312
           Inventories                                                            35,996                     -0-
           Prepaid expenses                                                      161,410                 241,312
           Notes receivable                                                    1,500,000               _________
                 TOTAL CURRENT ASSETS                                       $ 2,355,659              $   351,235

           Property and equipment                                             16,512,600               6,750,511
           Other assets                                                        2,250,000                  60,801
                 TOTAL ASSETS                                                $21,118,259             $ 7,162,547


                      LIABILITIES AND STOCKHOLDERS EQUITY

           Current liabilities:
           Notes payable and current maturities
           Accounts payable                                                      215,816                  31,612
           Customer deposits                                                     250,000                     -0-
           Accrued expenses                                                       62,040                     -0-
           Advances from shareholders                                            275.750               _________
                Total current liabilities                                $       803,606                $ 31,612
            Long term debt

                      STOCKHOLDERS ' EQUITY
           Common stock                                                       $     9,174                  1,412
           Preferred stock-Series A                                                   200                    200
           Preferred stock-Series B                                                 1,000                     -
           Preferred stock-Series C                                                 1,000                     -
           Additional paid in capital                                          21,728,585              6,032,341
           Treasury stock                                                        (733,400)              (733,400)
           Retained earnings                                                     (69l,912)             1,830,382
                       TOTAL STOCKHOLDERS' EQUITY                              20,314,653              7,130,935
                       TOTAL LIABILITIES AND EQUITY                           $21,118,259      $       7,162,547


                                       PHOENIX RESOURCES TECHNOLOGIES, INC.
                                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                    (Unaudited)
                                                                      JULY 31,
                                                            1996                       1995
                                                          3 Months                       Months

         Income:
         Net Sales-Oil and gas                                 936,853                       85,312
               TOTAL INCOME                              $     936,853                $      85,312
         Cost of Sales                                         472,795                       41,811
         Gross Profit                                          465,058                       43,501
         Operating expenses                                     61,312                       61,411
         Net income before income tax                          403,746                      (17,910)
         Income tax expense                                    120.000                        5.200
         Net income after income tax                       $   283,746               $      (12,710)
         Gain on discontinued
           operations  (net of tax)                            870.612                           -0-
         Net Income after income tax
                                                            $1,154,358                      (12,710)
         Earnings per share of common
           stock outstanding                                 $    0.13                      $  0.01


                                       PHOENIX RESOURCES TECHNOLOGIES, INC.
                                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                    (Unaudited)


                                                                       JULY 31.
                                                              1996                        1995
                                                            9 Months                    9 Months
         Income:
         Net Sales-Oil and gas                             $ 1,626,311            $         85,312
                    TOTAL INCOME                           $ 1,626,311            $         85,312
         Cost of Sales                                         819,710                      41.811
         Gross Profit                                          806,601                      43,501
         Operating expenses                                    175,812                      61,411
         Net income before income tax                          630,789                    ( 17,910)
         Income tax expense                                    190,000                    (  5,200)
         Net income after income tax                           440,789                   $( 12,710)
         Gain from discontinued
           operations (net of tax)                             870,612                          -0-
         Net income                                        $ 1,311,401                   $( 12,710)
         Earnings per share of common
           stock outstanding                               $      0.14                    $  (0.01)



                      PHOENIX RESOURCES TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Note 1 Basis of Presentation

     The financial information included herein is unaudited however such information reflects all adjustments (consisting solely of normal adjustments) which are in the opinion of management necessary for a fair statement of results for the interim periods,

     The results of operations for the three month and nine month periods ended July 31, 1996 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements include the accounts of Phoenix Resources Technologies, Inc. and no Subsidiaries.

     Note 2.  Inventories

     The company values its inventories generally at the lower of cost (first in first-out) or market. Inventoried costs include material, direct~ labor and production overhead.

     Note 3 Income taxes

     The provision for income taxes has been estimated by annualizing income based on the results of operations for the first six months of this fiscal year. Then the annual income taxes are calculated at the statutory rate of 34%. The quarterly estimated income tax expense is calculated at on-fourth (1/4) of the estimated annual income tax expense.

     Note 4.  Discontinued  operations

     During this quarter an agreement wasreached to sell the entire wood products division to the former Chairman of the Board Mr. James Hughes. This sale, after all costs were deducted resulted in a one time gain of one million dollars.

     Item 2. Management's discussion and Analysis of Financial condition and Results of Operations.


     The corporation had a significant increase in Profitability during the second quarter. This is the first quarter where the company operated only as an oil and gas producer and driller. Profits for the second quarter totaled $0.13 per share and the total year to date profits are $0.14 per share. The increase in profit is primarily due to a one time gain from the sale of the wood Products division. The oil and gas division had a higher than expected increase in both revenue and profit which is expected to continue during the remainder of this fiscal year.

     Demand for and prices of energy products continue to be strong, and prices are expected to increse in the fourth quarter, plus a new contract to drill wells will be very evident in the fourth quarter.

     Liquidity and Capital Resources

     Phoenix Resources Technologies, Inc. had positive working capital at the end of July 31, 199(6. It is expected that adequate cash flow will come from the conversion of Accounts Receivable and inventories into cash to meet all obligations of the corporation.

     PART II

     ITEM 1. Legal proceedings

     None

     ITEM 2. Changes in securities

     None

     ITEM 3. Defaults upon senior securities

     None

     ITEM 4. Submission of Matters to a Vote of Security Holders.

     None

     ITEM 5. Other information

     None

     ITEM 6. Exhibits and reports on Form 8-K

     One attached

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX RESOURCES TECHNOLOGIES, INC.

By:      /s/  James R. Ray
         ________________________________________
Title:   President, CEO, Director

Date:    September 1, 1996


By:      /s/  George W. Smith
         ________________________________________
Title:   Secretary, Director

Date:    September 1, 1996