Form 10KSB
period 1996-10-31
PHOENIX RESOURCES TECHNOLOGIES INC
filed 1998-07-13
CIK 808575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark one)

   XX   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF
------
1934 (Fee required)

                   For the fiscal year ended October 31, 1996

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________


                         Commission File Number: 0-19708

                      PHOENIX RESOURCES TECHNOLOGIES, INC.

        (Exact name of small business issuer as specified in its charter)


         NEVADA                                                 84-1034982
-------------------------                             --------------------------
(State of incorporation)                              (IRS  Employer  ID Number)
                   5565 Shady Lane Circle, Brainerd, MN 56401
                    (Address of principal executive offices)

                                 (218) 828-0415
                           (Issuer's telephone number)

          Securities registered under Section 12(b) of the Exchange Act
 Title of each class                   Name of each exchange on which registered
    Common Stock                               NASDAQ EXCHANGE
    ------------                               ---------------

   Securities registered pursuant to Section 12 (g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _ NO X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenues for its most recent year.   $0.00

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 9, 1998: 27,000,000

Transitional Small Business Disclosure Format (check one):    YES       NO X

                                TABLE OF CONTENTS

ITEM NUMBER                                                                 PAGE
-----------                                                                 ----

PART 1
         1. Description of Business                                          2

         2. Description of Property                                          8

         3. Legal Proceedings                                                9

         4. Submission of matters to a Vote of Shareholders                  10

PART 11

         5. Market for Company's Common Stock
             and Related Stockholder Matters                                 11

         6. Management's Discussion and Analysis
             or Plan of Operation                                            13

         7. Index to Financial Statements                                    18

         8. Changes In and Disagreements with Accountants on                 18
             Accounting and Financial Disclosure

PART III

         9. Directors, Executive Officers and Control Persons;
             Compliance with Section 16(b) of the Exchange Act.              19

         10. Executive Compensation                                          19

         11. Security Ownership of Certain Beneficial
               Owners and Management                                         20

         12. Certain Relationships and Related Transactions                  20

         13. Exhibits and Reports on Form 8-K                                23

Signatures                                                                   24

                  Caution Regarding Forward-Looking Information
                  ---------------------------------------------

This annual report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate", "believe", "estimate", "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.


ITEM I - DESCRIPTION OF BUSINESS

General
-------

Phoenix Resources Technologies, Inc. ("Phoenix" or "Company") formerly named Hughes Resources, Inc., was originally organized in the State of Colorado ("Firma, Inc.") as a corporation organized to take advantage of unspecified business opportunities in 1986. On June 3, 1991, its subsidiary pursuant to a reorganization agreement, Firma, Inc. merged with Hughes Wood Products, Inc., ("HWP"), a Texas Corporation, principally owned by Mr. James E. Hughes, Sr., whereby Hughes Resources, Inc. became the named successor and parent corporation and HWP became a wholly owned subsidiary.

From 1991 until August 12, 1996 the Company was in the business of logging, milling, and testing wood products in Eastern Texas and Western Louisiana through its subsidiaries. In 1996, the HWP business was resold to Mr. James E. Hughes, Sr. as a part of settlement of a suit commenced by the Company against Mr. Hughes.( See item 3 hereunder.)

In 1995 the Company acquired certain oil and gas wells located in Louisiana from Jade Petroleum, Inc..It also acquired oil and gas wells in West Virginia from719 Corporation, HAH Petroleum, Inc. and Top Drilling Corporation. This business was resold to the sellers on August 13, 1996. (See item 6 hereunder.)


    (2) Additional Pipelines Acquired in West Virginia

On January 17, 1996 the Board of Directors of the Company approved the acquisition of three pipeline systems located in West Virginia. This gas gathering system is in excess of 56 miles of pipe varying in circumference from 2" to 8" and is located in Pleasant and Richie counties. As these pipelines are in the same area as present pipelines owned by the Company, it was felt that this acquisition would not only increase the competitive position of the Company but lower the transportation costs for transporting a portion of the Company's gas to market.

The acquisition cost was $1,750,000.00 payable with 2,250,000 shares of stock issued ppursuant to Regulation S of the US Securities & Exchange Commission, and the assumption of $150,000.00 of debt. This debt is evidenced by note payable on March 1996, bearing no interest.

The pipelines were owned by a Canadian Corporation by the name of 487016 B.C., Ltd. The stock issued pursuant to Regulation S was subject to an agreement not to market the stock for a period of one year was in place. No Officer or Director of the Company owns or is an officer or director of 487016 B.C., Ltd.

    (3) Sale of Hughes Wood Products and Houston Woodtech, Inc., and settlement of suit involving James R. Hughes, Sr.

On January 22, 1996, at a Special Meeting of the Board of Directors, James E. Hughes, Chairman of the Board of Directors of the Company tendered his resignation as a Director and as Chairman of the Board. The resignation was accepted by the Board. James R. Ray, who was at that time President and Chief Executive Officer of the Company was then elected as Chairman of the Board.

Subsequent thereto, the Company had acquired on January 31, 1996, from James R. Hughes, 56 producing oil and gas wells. These properties had been acquired from Mr. Hughes in a transaction to sell a Pole Mill located in Quincy, LA and the office building and airplane and office equipment associated therewith. Mr. Hughes had assumed certain liabilities associated with the properties sold to him and had further agreed to return approximately 400,000 shares of the Company's common stock to the Company.

The above transaction was never consummated by Hughes and consequently the Board of Directors authorized the filing of a lawsuit against Mr. Hughes, certain employees of Hughes and the Certified Public Accounting firm representing Hughes in the transaction. This matter was settled on August 12, 1996 with the Agreement that Phoenix would retain 46 of the producing wells, receive a promissory note from Mr. Hughes in the amount of $1,000,000.00, collateralized as agreed to by the parties, and would sell to Hughes the entire Wood Products division of the Company known as Hughes Wood Products, Inc. ("HWP") and Houston Woodtech, Inc. ("HWI"), a wholly owned subsidiary of HWP.

Phoenix had returned the stock of HWP, subject to the performance by Phoenix of certain guarantees relating to the obligations owed to Agriculture Production Credit Association ("AgPCA"). Hughes agreed to execute a liabilities undertaking whereby he agreed to assume and pay all obligations and indebtedness of HWP or HWI owing to AgPCA and Phoenix was to deliver the stock of WHP and HWI. This note, in original principal amount of $3,551,000.00 was dated September 10, 1993, signed by Hughes Wood Products (now Phoenix Resources Technologies, Inc.), Hughes Wood Products, Inc. and Houston Woodtech, Inc. and was related to the business of Hughes Wood Products, Inc. and Houston Woodtech, Inc.

    (4) License Agreement for Water Production/Generation System.

On March 12, 1996 the Company entered into an Exclusive License Agreement with J.J. Reidy & Co., Inc. (the "Licensee"), a Massachusetts Corporation, relating to United States Patents Numbered 5,106,512,, 5,149,446, 5,203,989 and 5,366,705
relating to a Water Production/Generation System ("Licensed Property").

Licensee is a marketing firm with proprietary method(s) in which to market products and was desirous of obtaining the exclusive right and license to make, use and sell Water Production/Generation Systems products and component parts therefore.


The term of the License was for the period of the life of the last expiring Licensed Property. Licensee was to pay a Royalty of five percent (5%)of the Gross sales, payable monthly following the signing of the License Agreement. In addition an Advance Royalty payment of $37,500.00 was payable upon the signing of the License Agreement, and a second payment of $37,500.00 was due and payable on or before March 25, 1996. These payments were considered as in effect an Annual Minimum Royalty and were credited to future Royalty payments that became due.

    (5) Sale of Drilling Sites and Turnkey Drilling Agreement

On July 29, 1996, pursuant to Board of Director action, taken on July 26, 1996, the Company entered into an Agreement to convey Oil and Gas Drill Sites and Turnkey Drilling Contract with respect to the West, Virginia properties with Erin Oil Exploration, Inc., a Texas Corporation ("Erin").

The purpose of this Agreement was to consider drilling up to 500 wells on the West Virginia property of the Company. The Company agreed to sell up to 500 well drill sites at a price of $2,000.00 per site. Phoenix was to do turnkey drilling at a cost of $250,000.00 per well, subject to the usual and normal escalation's after the first year of drilling. The Agreement called for Erin to pick three sites and thereafter to pick an additional 125 drilling sites (including the first three drill sites). Erin also agreed that in the event it purchased the first 250 drill sites, that it would commit to purchase additional 250 sites. Erin gave Phoenix its Promissory Note in the amount of $500,000.00 to cover the purchase of these additional drill sites, bearing interest at the rate of 5% per annum and payable within 180 days from the date of the Agreement.

    (6) Sale of West Virginia Properties.

On August 13, 1996 Mr. Warren Haught, a member of the Board of Directors, made an offer to the Company to repurchase the oil and gas properties he had sold to the Company over the last five years. Mr. Haught had become disenchanted with Phoenix during the Court proceeding with Mr. Hughes, and the settlement of that matter and Phoenix's failure to acquire additional to increase the number of oil and gas wells in the West Virginia area. IN settlement of this dispute, the Company agreed to convey to 719 Corporation, HAH Petroleum, Inc. and Top Drilling Corporation the properties that the Company had acquired from them. As further consideration Mr. Haught caused to be surrendered to the Company 1,000,000 shares of Class C Preferred stock and 1,000,000 shares of Class D
Preferred stock in the Company, and Mr. Haught resigned as a Director of Phoenix.

    (7) Stock Distributions.

During 1996, the Company issued 750,000 shares of unregistered restricted common stock to Pacific Corporate Equities, LLP, an unrelated third party in settlement of a $225,000.00 debt owed to it.

Also in fiscal 1996 the Company issued an aggregate of 3,870,000 shares of common stock registered pursuant to a prior year filing on Form S-8. These transactions were valued at $0.10 per share, or an aggregate of $387,000 which approximated the fair market value of services provided for legal and financial consulting.


                PERIOD FROM OCTOBER 31, 1996 TO OCTOBER 31, 1997

    (8) Judgment by Agriculture Production Credit Association against Phoenix.

On December 31, 1996 an interlocutory Default Judgement was entered against Phoenix, in the District Court, 11th Judicial District, Smith County Texas by Agriculture Production Credit Association ("AgPCA") in the principal amount of $3,045,140.35, together with pre-judgement interest from October 1, 1996 to date of Judgement. The entire unpaid principal and interest as of date of Judgement was $3,177,300.74 together with Attorney fees on $58,747.00.

This Judgement was also entered in Wood County Circuit Court, Parkersberg, W. VA on March 17, 1997, in the principal amount of $3,236,048.24 and also filed in the District Court, County of Arapaho, State of Colorado on September 26, 1997 in the principal amount of $3,236,047.74.

This debt is one that the Company was indemnified from by Hughes Wood Products, Inc. in the sale of Hughes Wood Products, Inc. and Houston Woodtech, Inc. to James R. Hughes, Sr. in 1966. However in the later part of 1996 Hughes Wood Products, Inc. ("HWP") filed for bankruptcy in the United States Bankruptcy Court for the Eastern Division of Texas, Beaumont Division. On May 22, 1997 the Court approved HWP Third Amended Plan of Reorganization. The AgPCA debt of $3,189,068.00, together with interest and other fees and expenses and attorney fees, was allowed as a Class 4 Secured Claim in the principal amount of $3,189,068.74, and constituted a lien on the Debtors property as set out in the Loan document.

From that time to May 1998, AgPCA has reduced the amount of the debt through foreclosures on HWP and HWI properties to approximately $1,100,000.00. AgPCA is in the process of pursuing Guarantors of the debt, including MVP Holdings, Inc., which assumed the debt in a transaction as set out hereafter.

    (9)  Acquisition  of  controlling  Interest in Rocky  Mountain  Crystal
         Waters, Inc.

On the 31st of  January,  1997  Phoenix  acquired  controlling  shares  of Rocky
Mountain Crystal Water, Inc. ("RMCW") in a stock for stock exchange wherein Phoenix issued 6,000,000 shares of Class B Preferred stock, convertible into 60,000,000 shares of Phoenix common stock at the option of RMCW. RMCW transferred to Phoenix 6,000,000 shares of RMCW.

RMCW owed the rights to produce water from the aquifer located in Ten Sleep, Wyoming and had a pilot plant in Ten Sleep for the production and distribution of the spring water.

On the next day the Board of Directors of Phoenix consisting of James R. Ray and George W. Smith resigned and a new Board of Directors was appointed, consisting of Michael Puhr, Lorina Liang and Allen Wen Jen Lan.

    (10) Sale of all Oil and Gas Operating Interests to MVP Holdings, Inc.

On March 10, 1997, Phoenix entered into an Agreement with MVP Holdings, Inc. ("MVP"), a Nevada corporation. The Agreement essentially called for Phoenix to sell to MVP all of its operating assets excepting the RMCW operation. The properties being sold consisted of the West Virginia Oil and Gas Properties, including the pipeline systems known as Broad Run Pipeline, HPC Pipeline and Panther Pipeline and the rights -of-way associated with these pipelines; the Louisiana Oil and Gas Properties and miscellaneous other properties and assets owned by Phoenix, including all accounts receivable and payables incurred in the operation of the Oil and Gas properties, inventories of Oil and Gas and Assignment of the Erin Oil Co. Contract to drill wells; note receivable from James R. Hughes and note receivable from Erin Oil; right title and interests in all Watermaker and Watermaker projects.

The purchase price for these properties was $14,000,000.00 payable by issuance of 4,000,000 shares of the common stock of MVP, a Public Corporation. The stock price at the time of sale was approximately $3.50 per share and was considered to be substantially equal to the purchase price of $14,000,000.00. The Agreement also provided that if the market price of the shares falls below $3.50 and remains there for a period of 90 days, Phoenix would be entitled to receive additional shares of MVP needed to keep the value of such shares equal to $14,000,000.00. NO additional shares were issued pursuant to this Agreement, and the stock was distributed to shareholders of the Company in 1998.

MVP also agreed to indemnify and hold Phoenix harmless from all liabilities that currently existed at the time of the transaction, including the AgPCA Judgement and any IRS claims arising out of the operation of HWP and HWI, that may be made.

On April 9, 1997, the above Agreement was modified to give MVP the right of first refusal and a right to repurchase the shares issued to Phoenix in the event that Phoenix desired to sell said shares.

    (11) Garnishee Judgment against Phoenix.

On March 20, 1997, the Company was named as a Garnishee in the settlement of a Judgement rendered against James R. Ray, the Company's former President and Chief Executive Officer. The Judgement placed against the Company by the Superior Court of the State of Arizona, Maricopa County, was in the amount of $266,205.91 plus interest at 10% per annum, and is unpaid.

    (12) Divestiture of Rocky Mountain Crystal Waters, Inc. and settlement of claims against Phoenix.

On September 20, 1997 Phoenix Board of Directors determined that it was in the best interests of the Company to rescind the acquisition of RMCW. RMCW was not performing up to expectations and RMCW was making a claim that Phoenix was unable to properly fund the operation of RMCW due to the suppression of books and records of Phoenix; loss of financing due to the inability of Phoenix to produce audits or accurate in-house financial statements; loss of revenue by RMCW by reason of the above. RMCW also claimed business interruption due to actions of Phoenix and addition that Phoenix failed to disclose liabilities in excess of five million dollars, consisting of AgPCA note and possible liabilities to the IRS.

RMCW had threatened to commence suit against Phoenix based on the foregoing.

    (13) Adoption of New Business Plan and Actions Relating thereto.

To remedy this situation, and to get Phoenix back as a full reporting company, the Board determined that specific actions were required which had the possibility of returning value to the shareholder of Phoenix. In conjunction therewith the Board of Directors on September 20, 1997 entered into an Agreement with M. D. Price, Jr., acting as Escrow Agent ("Price"), whereby the Board authorized the issuance of fifteen million shares of restricted common stock to Price. Price agreed to seek and obtain a suitable merger or acquisition agreement with an on-going privately owned business; engage a qualified public accounting firm to audit the corporate financial records; validate the corporation's corporate status and facilitate the filing of all delinquent reports with the U. S. Securities and Exchange Commission. At the time of the stock being issued to the Escrow Agent the Company's stock was trading at approximately $0.04 per share. Due to the restricted nature of the stock the value for the Subscription Agreement was determined to be $0.016 per share or $240,000.00 fair value. The Subscription Agreement is to be settled upon the successful completion of a merger or acquisition with an on-going private business.

As the next step, the Board of Directors, consisting of Michael Puhr, Lorina Liang and Allen Wen Jen Lan, on September 22, 1997 appointed a new Board of Directors consisting of William C. Nichols, Robert Eckman and Paula Nichols. The old Board members then resigned.

Concurrently therewith, the Company entered into an Agreement with RMCW which essentially reversed the acquisition of RMCW on January 31, 1997. RMCW returned the 6,000,000 shares of Class B Preferred stock and Phoenix returned the 6,000,000 shares of common stock of RMCW. All liabilities of Phoenix relating to the operation of RMCW were assumed by RMCW and RMCW indemnified Phoenix with respect to these liabilities.

In settlement of RMCW claim against Phoenix, Phoenix agreed to transfer to RMCW the stock of MVP Holdings, Inc. and the right to any increases of MVP stock under that Agreement, and subject to MVP's right of first refusal. MVP exercised the right of first refusal, and in connection therewith reissued the 4,000,000 shares to Phoenix with the Agreement that Phoenix would distribute the shares to its shareholders. This was done on September 22, 1997, and the record date for determining shareholders entitled to receive the MVP stock was set as October 1, 1997. The stock was distributed shortly thereafter to Phoenix shareholders.

Following the above actions, Phoenix had no assets and undetermined liabilities. All known liabilities were assumed by MVP in its transaction with Phoenix, and the AgPCA and IRS claim were also subject to an indemnity from HWP, and was a part of AgPCA lien granted by the Bankruptcy Court and had been substantially reduced by foreclosure on properties and assets of HWP.

    (14) Stock Distributions.

During fiscal year 1997 the Company issued an aggregate of 950,112 shares of common stock registered pursuant to a prior year filing on Form S-8. These transactions were valued at $0.10 per share or an aggregate of $95,000 which was the approximate fair value of the stock issued and the services provided for legal and financial consulting services.

    (16) Business Inactivity.

Since September 1997, the Company has not conducted any business. It is in the process of attempting to settle any outstanding liabilities; bring the financial information current and file any and all necessary reports with the Securities & Exchange Commission. In addition, the Board of Directors has been searching for and evaluating potential merger or acquisition prospects for combination with a private Company or Group.

EMPLOYEES

The Company had no other employees in 1996 and 1997.

ITEM 2 - PROPERTIES.

Executive and Administrative Offices

         The only nominal office facility of the Company is being furnished by Mr. William Nichols, the Company's President, at no cost to the Company.

Registrant's Office
-------------------

The Registrant offices are located at 5565 Shady Lane Circle, N. W., Brainerd, Minnesota 56401. The Registrant's phone number is 218-829-5127. The Registrant's corporate President is currently providing this facility (consisting primarily of file space) at no cost to the Registrant. It is anticipated, that upon consummation of the acquisition of a business opportunity, that the Registrant may incur one or more leases for office facilities.

In the event of a consummation of a merger or acquisition with a suitable candidate, it is highly probable that the Registrant's principal offices will be relocated to the existing offices of the merger or acquisition candidate. Further, the Registrant may also have offices at such other places both within and without the State of Nevada and/or Minnesota as the Board of Directors may from time to time determine or the future business, subsequent to the consummation of a merger or acquisition, of the Registrant may require.

All corporate records are currently being maintained in the office of the Registrant's counsel at 15945 Quality Trail North, Scandia, Minnesota 55073. It is anticipated that all reasonably predictable future shareholder meetings will take place in Minnesota.


Oil and Gas Properties

         The Drilling equipment and including, trailers, trucks, automobiles, forklift, backhoe, compressors, drilling rigs and related equipment all was resold to Warren Haught as a part of the repurchase by his Companies of the drilling sites previously sold to Phoenix by his Companies. The 59 Louisiana well sites and the three pipeline properties were sold to MVP, together with the West Virginia properties.

Milling and Processing Properties

         In the settlement of the suit with James E. Hughes, all of the property, equipment and related items were sold back to Mr. Hughes in that transaction.

The Registrant has no assets and no properties as of July 7, 1998.

ITEM 3 - LEGAL PROCEEDINGS

         Agriculture Production Credit Association obtained an Interlocutory Default Judgement against the Company on December 31, 1996. The Note which was the basis for the Judgement was signed by Hughes Resources, Inc., Hughes Wood Products, Inc. and Houston Woodtech, Inc. and was in the original amount of $3,236,047.70 (principal amount plus interest and attorney fees). This claim was included in the Bankruptcy proceedings of Hughes Wood Products, Inc. To date AgPCA has reduced this claim to approximately $1,100,000.00 by foreclosure on Hughes Wood Products and Houston Woodtech, Inc. MVP Holdings, Inc. also indemnified the Company at the time of the sale of the properties to it. Currently negotiations are in process to settle the balance of this claim. Phoenix is still a primary obligor on the Note and if the indemnities are determined to be insufficient, Phoenix would still be liable for the balance of the debt.

         The Company is also a Judgement debtor on a Judgement in the amount of $266,205.91 together with interest from March 20, 1997 at the rate of 10% per annum taken by Clark C. Nichols. No payments have been made on this obligation. If current negotiation to bring in a Private Company/Group to combine with the Company are successful, it is management opinion that this debt can be successfully settled as a part of such transaction.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         There were no submissions of any matters to a vote of security holders during the fourth quarter of 1995, the fiscal year 1996 and 1997 and to date in the fiscal year 1998.

                                     Part 11

ITEM 5 - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
STOCKHOLDERS MATTERS.

DESCRITPION OF SECURITIES

General
-------

The Registrant's Articles of Incorporation, as amended, authorize the issuance of 100,000,000 shares of Common Stock of $0.001 par value per share, with 27,000,000 shares currently issued and outstanding, and 50,000,000 shares of Series A - 5.0% annual dividend, non-cumulative, Convertible into 1,000,000 shares of common stock after March 29, 2000 with 200,000 shares currently issued and outstanding.

The Registrants common stock, until April 24, 1996, was publicly traded on the National Association of Securities Dealers, Inc. Automated Quotation System under the symbol "PRTI", within the NASDAQ Small Cap Market. In addition, the Registrants common stock was crosslisted and traded under the symbol of "HRS", on the Boston Stock Exchange until May 20, 1996, at which time it was deregistered by the Exchange. The Registrants common stock which is registered pursuant to Section 12(g) of the Securities Exchange Act, was removed from listing and trading was suspended from the NASDAQ Stock Market and the Boston Stock Exchange due to the Companies delinquency in filing its annual report and in preparing and submitting LAS application forms with NASDAQ to list additional securities issued in connection with its financing and acquisition activities during the fiscal year 1996. However, the Registrant intends to reapply for listing it's registered common stock on the NASDAQ Electronic Bulletin Board, upon the filing of and becoming current with its annual and periodic filing requirements. The range of high and low bid quotations for the Company's common stock as provided by the Electronic Bulletin Board and NASDAQ for the past two years is provided below. These over the counter market quotation reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

Common Stock

Each outstanding share of common stock is fully paid and non-assessable, and the holders thereof are entitled to one vote per share at all meeting of shareholders. All shares are equal to each other with regard to liquidation rights and dividends. The Articles of Incorporation of the Registrant do not include preemptive rights to purchase any additional shares of common stock and do not provide for cumulative voting in the election of directors. In the event of liquidation, dissolution or winding up of the Registrant, holders of common stock will be entitled to receive on a pro rata basis all of the assets of the Registrant after satisfaction of all liabilities, subject to the rights of holders of Preferred stock.

Preferred Stock

There is currently authorized 50,000,000 shares of Series A Preferred Stock, of par value of $0.001 per share, convertible into 1,000,000 shares of common stock after March 29, 2000, with a 5.0 % annual, non-cumulative dividend. There are 200,000 shares issued and outstanding.

The designations and the powers, preferences and rights, qualifications, limitations or restrictions of the Preferred Stock shall be established in accordance with the Nevada Corporation Code by the Board of Directors. Additionally, the establishment of different series of Preferred Stock and variations in the relative rights and preferences shall be established accordingly.

Except of such voting powers with respect to the elections of directors or other matters as may be stated in the resolutions of the Board of Directors creating any series of Preferred Stock, the holders of any such series shall have no voting power whatsoever.

Dividends

Holders of the common stock are entitled to share equally in dividends when, as and if declared by the Board of Directors of the Registrant, out of funds legally available therefore. No dividend has been paid on common stock since inception, and none is contemplated in the foreseeable future.

Transfer Agent

The Registrant's Transfer Agent is Signature Stock Transfer, Inc. located at 14675 Midway Road, Suite 221, Dallas, Texas 75244.

Recent Sales of Unregistered Securities

On or about September 1997, the Company, in an effort to seek and obtain a suitable merger or Acquisition agreement with an on-going privately owned business, issued 15,000,000 shares of unregistered, restricted common stock into the Escrow Account of M. D. Price, Jr., the Company's corporate attorney under a Subscription Agreement. The attorney is responsible for securing the Company's book and records, validating the Company's financial statements, facilitate the filing of all delinquent reports with the US Securities and Exchange Commission and evaluate the potential private companies for either merger or acquisition. This transaction was valued at $240,000.00. The Stock Subscription Agreement will be settled upon the successful merger with or acquisition of a suitable private company.

The Registrant's common stock, until April 24, 1996, was publicly traded on the National Association of Securities Dealers, Inc. Automated Quotation System under the symbol "PRTI", within the NASDAQ Small Cap Market. In addition, the Registrants common stock was cross listed and traded under the symbol of "HRS", on the Boston Stock Exchange until May 20, 1996, at which time it was deregistered by the Exchange. The Registrants common stock which is registered pursuant to Section 12(g) of the Securities Exchange Act, was removed from listing and trading was suspended from the NASDAQ Stock Market and the Boston Stock Exchange due to the Companies delinquency in filing its annual report and in preparing and submitting LAS application forms with NASDAQ to list additional securities issued in connection with its financing and acquisition activities during the fiscal year 1996. However, the Registrant intends to reapply for listing it's registered common stock on the NASDAQ Electronic Bulletin Board, upon the filing of and becoming current with its annual and periodic filing requirements. The range of high and low bid quotations for the Company's common stock as provided by the Electronic Bulletin Board and NASDQ for the past two years is provided below. These over the counter market quotation reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

Stock Distributions

During 1997, the Company issued 750,000 shares of unregistered restricted common stock in settlement of a $225,000.00 debt owed to said shareholder


ITEM 6 - MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The current management group intends to actively to seek, investigate and, if warranted, acquire an interest in one or more business opportunities or ventures. As of the date hereof, the Registrant has divested itself of all operating assets and has no business opportunities or ventures under contemplation for acquisition but proposes to investigate potential opportunities in the form of investors or entrepreneurs with a concept which has not yet been placed in operation, or in the form of firms which are developing companies in need of limited additional funds for expansion into new products or services, and which are seeking to develop a new product or service. The Registrant may also seek out established businesses which may be experiencing financial or operational difficulties and are in need of the limited additional capital the Registrant could provide. The Registrant anticipates that it will seek to merge with an existing business. After the merger, the surviving entity will be the Registrant (Phoenix Resources Technologies, Inc.); however, management from the acquired entity will in all likelihood operate the Registrant. There is, however, a remote possibility that the Registrant may seek to acquire and operate an ongoing business, in which case the existing management might be retained. Due to the absence of capital available for investment by the Registrant, the types of businesses seeking to be acquired by the Registrant will no doubt be smaller and higher risks of businesses. In all likelihood, a business opportunity will involve the acquisition of or merger with a corporation which does not need additional cash but which desires to establish a public trading market for its Common Stock. Accordingly, the Registrant's ability to acquire any business of substance may be extremely limited.

During September 1995, the Registrant experienced a change in control due a change in management and the issuance of 15,000,0000 shares of common stock of the Registrant to M. D. Price, Jr., Escrow Account.. It is the intent of the current majority shareholder and management to continue seeking a suitable situation for merger or acquisition. Further, the Registrant is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

The Registrant does not propose to restrict its search for investment opportunities to any particular industry or geographical location and may, therefore, engage in essentially any business, anywhere, to the extent of its limited resources.

It is anticipated that business opportunities will be available to the Registrant and sought by the Registrant from various sources, throughout the United States and Canada, including its Officers and Directors, professional advisors such as attorneys, accountants, securities broker(s)/dealer(s), venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. The Registrant also anticipates soliciting proposals through financial periodicals and newspapers. The reason for this approach is to attract the most favorable business opportunities and ventures available. Management believes that business opportunities and ventures will become available to it following the effective date of this Registration Statement, due to a number of factors, including, among others: a) Management's willingness to enter into unproven, speculative ventures; b) Management's contacts and acquaintances; and, c) the Registrant's flexibility with respect to the manner in which it may structure potential financing and/or acquisitions. However, there is no assurance that the Registrant will be able to structure or finance and/or acquire any business opportunity or venture.

Operation of the Registrant
---------------------------

The Registrant intends to search throughout the United States and Canada for a merger/acquisition candidate, however, because of the lack of capital, the Registrant believes that the merger/acquisition candidate will be conducting business within a limited geographical area. In the event of a consummation of a merger or acquisition with a suitable candidate, it is highly probable that the Registrant's principal offices will be relocated to the existing office of the merger or acquisition candidate. Further the Registrant may also have offices at such other places as the Board of Directors may from time to time determine or the future business, subsequent to the consummation of a merger or acquisition of the Registrant may require. to the consummation of a merger or acquisition, of the Registrant may require.

At the present time, all corporate records will be maintained at 15945 Quality Trail North, Scandia, Minnesota 55073 and it is anticipated that all reasonably predictable future shareholder meetings will take place in Minnesota.

The Officers and Directors will personally seek acquisition/merger candidates and/or orally contact individuals or broker(s)/dealer(s) and advise them of the availability of the Registrant as an acquisition candidate. The Officers will review material furnished them by the proposed merger/acquisition candidate and decide if a merger/acquisition is in the best interests of the Registrant and its shareholders. The proposed merger/acquisition will then be submitted to all the Registrant's shareholders.

The Registrant may also employ outside consultants, however, no such consultants will be engaged until a merger/acquisition candidate has been targeted by the Registrant. Management believes that it is impossible to consider the specific criteria that will be used to hire consultants; however, several of the criteria may include the consultant's relevant experience, the services to be provided, the term of service required by the Registrant. In prior situations, management has not used any specific outside consultants and cannot predict the probability that management will recommend any specific consultant(s) for future use. As of July 1, 1998, the Registrant has not had any discussions with or executed agreements with any outside consultants.

Other than disclosed herein, there are no other plans for accomplishing the business purpose of the Registrant.

Selection of Opportunities
--------------------------

The analysis of new business opportunities will be undertaken by or under the supervision of the Officers and Directors of the Registrant, none of whom is a professional business analyst or has any previous training or experience in business analysis. Inasmuch as the Registrant will have no funds available to it in its search for business opportunities and ventures, the Registrant will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. The Registrant will, however, investigate, to the extent believed reasonable by Management, such potential business opportunities or ventures.

As a part of the Registrant's investigation, the Officers and Directors will meet personally with management and key personnel of the firm sponsoring the business opportunity, may visit and inspect plants and facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures, to the extent of the Registrant's limited financial resources and management and technical expertise.

Prior to making a decision to recommend to shareholders participation in a business opportunity or venture, the Registrant will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections with related assumptions upon which the projections were based; evidence of existing patents, trademarks or service marks or rights thereto; present and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; and, other information deemed relevant.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the costs incurred.

The Registrant will have unlimited flexibility in seeking, analyzing, and participating in business opportunities. In its efforts, the Registrant will consider the following kinds of factors:

         a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

         b) Competitive position as compared to other firms engaged in similar activities;

         c) Strength of the merger/acquisition candidate's management;

         d) Capital requirements and anticipated availability of required funds from future operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; and

         e) Other relevant factors.

Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that due to the Registrant's limited capital available for investigation and management's limited experience in business analysis, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Registrant has not had any substantive conversations and is not currently engaged in substantive discussions related to a proposed merger or acquisition and, further, is unable to predict when it may identify or participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

As of July 1, 1998, management has not identified any entity in which a current officer, director or significant shareholder has a direct or indirect ownership interest as a potential merger or acquisition candidate. Existing corporate policy is silent to this situation; however, it is the intent of management to seek candidates in which current directors, officers and/or significant shareholders do not have direct or indirect ownership interests.

Further, the consummation of a merger or acquisition transaction may or may not involve the sale of shares of common stock currently held by members of management, directors or significant shareholders. The terms and conditions related to any potential sale of these shares may or may not be made available to other minority or non-controlling existing shareholders of the Registrant.

Prior to the consummation of any merger or acquisition, the Registrant will request the approval of the existing shareholders. Accordingly, all shareholders will be provided with the pertinent information related to the proposed merger or acquisition, including audited financial statements, concerning the proposed target company of the merger or acquisition.

Additionally, the Registrant will be subject to all disclosure and reporting requirements of The Securities and Exchange Commission, including, but not limited to, the filing of a Form 8-K Current Report for the disclosure of any pending merger or acquisition and the dissemination of audited financial statements of the merger or acquisition candidate upon consummation.

Form of Acquisition
-------------------

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters. The exact form or structure of the Registrant's participation in a business opportunity or venture will be dependent upon the needs of the particular situation. The Registrant's participation may be structured as an asset purchase, a lease, a license, a joint venture, a partnership, a merger or the acquisition of securities.

As set forth above, the Registrant may acquire its participation in a business opportunity through the issuance of Common Stock or other securities in the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that, in certain circumstances, the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1976, as amended, may depend upon the issuance to the shareholders of the acquired company of at least 80.0% of the Common Stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, all prior shareholders may, in such circumstances, retain 20.0% or less of the total issued and outstanding Common Stock. If such a transaction were available to the Registrant, it will be necessary to obtain shareholder approval to effectuate a reverse stock split or to authorize additional shares of Common Stock prior to completing such acquisition. This could result in substantial additional dilution to the equity of those who were shareholders of the Registrant prior to such reorganization. Further, extreme caution should be exercised by any investor relying upon any tax benefits in light of any existing tax laws or any proposed changes thereto. It is possible that no tax benefits will exist at all. Prospective investors, if any, should consult their own legal, financial and other business advisors.

In conjunction with a merger with or acquisition of a privately-owned company, there exists a probability that a change in control will occur upon the consummation of the merger or acquisition. In order to make such a transaction feasible, it is highly probable that management will offer a controlling interest in the Registrant to any identified merger or acquisition candidate.

The present management and the current shareholders of the Registrant may not have control of a majority of the voting shares of the Registrant following a reorganization transaction. As part of such a transaction, all or a majority of the Registrant's Directors may resign and new Directors may be appointed without any vote by shareholders.

Present shareholders have not agreed to vote their respective shares of Common Stock in accordance with the vote of the majority of all non-affiliated future shareholders of the Registrant with respect to any business combination.

Anti-takeover Provisions
------------------------

The Nevada General Corporation Law (NGCL) contains certain provisions that may make the acquisition of control of the Registrant by the means of a tender offer, open market purchase, proxy fight or other method more difficult. The NGCL contains provisions restricting the ability of a corporation to engage in business combinations with an interested stockholder. In general, except under certain circumstances, business combinations with interested shareholders are not permitted for a period of five years following the date such shareholder became an interested shareholder. The NGCL defines an interested shareholder, generally, as a person who owns 10.0% or more of the outstanding shares of the corporation's voting stock.

In addition, the NGCL generally disallows the exercise of voting rights with respect to "control shares" of an "issuing corporation" held by an "acquiring person", unless such voting rights are conferred by a majority vote of the disinterested shareholders. "Control shares" are the voting shares of an issuing corporation acquired in connection with the acquisition of a "controlling interest". "Controlling interest" is defined in terms of threshold levels of voting share ownership, which thresholds, whenever each may be crossed, trigger application of the voting bar with respect to the shares newly acquired.

The NGCL also permits Directors to resist a change or potential change in control of the corporation if the Directors determine that the change or potential change is opposed to or not in the best interest of the corporation.

Prior to any business combination for which shareholder approval is required, the Registrant intends to provide its shareholders complete disclosure documentation concerning the business opportunity or target company and its business. Such disclosure will in all likelihood be in the form or a proxy statement which will be distributed to shareholders within the time prescribed by the NGCL prior to any shareholder's meeting.

Not an "Investment Advisor"
--------------------------

The Registrant is not an "investment advisor" under the Federal Investment Advisers Act of 1940, which classification would involve a number of negative considerations. Accordingly, the Registrant will not furnish or distribute advise, counsel, publications, writings, analysis or reports to anyone relating to the purchase or sale of any securities within the language, meaning and intent of Section 2(a)(11) of the Investment Advisers Act of 1940, 15USC 80b2(a)(11).

Not an "Investment Company"
--------------------------

The Registrant may become involved in a business opportunity through purchasing or exchanging the securities of such business. The Registrant does not intend, however, to engage primarily in such activities and is not registered as an "investment company" under the Federal Investment Company Act of 1940. The Registrant believes such registration is not required.

The Registrant must conduct its activities so as to avoid becoming inadvertently classified as a transient "investment company" under the Federal Investment Company Act of 1940, which classification would affect the Registrant adversely in a number of respects. Section 3(a) of the Investment Company Act provides the definition of an "investment company" which excludes an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than United States government securities or securities of majority-owned subsidiaries") the value of which exceeds forty (40.0%) of the value of its total assets (excluding government securities, cash or cash items). The Registrant intends to implement its business plan in a manner which will result in the availability of this exemption from the definition of "investment company". The Registrant proposes to engage solely in seeking an interest in one or more business opportunities or ventures.

Effective January 14, 1981, the U. S. Securities and Exchange Commission adopted Rule 3a-2 which deems that an issuer is not engaged in the business of investing, reinvesting, owning, holding or trading in securities for purposes of
Section 3(a)(1), cited above, if, during a period of time not exceeding one year, the issuer has a bona fide intent to be engaged primarily, or as soon as reasonably possible (in any event by the termination of a one year period of time), in a business other that of investing, reinvesting, owning, holding or trading in securities and such intent is evidenced by the Registrant's business activities and appropriate resolution of the Registrant's Board of Directors duly adopted and duly recorded in the minute book of the Registrant. The Rule 3a-2 "safe harbor" may not be relied on more than a single time. The Registrant expects to have invested or committed all, or substantially all, of the proceeds of this public offering in the investigation and/or acquisition of a business opportunity acquisition within a year after completion of the offering and thereafter to not encounter the possibility of being classified as a transient investment company.

ITEM 7 - INDEX TO FINANCIAL STATEMENT

The required accompanying financial statements begin on page F-1 of this document.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

The Accounting firm of Smith, Dance & Co., the independent auditors of the Company, were dismissed effective as of October , 1996. During the fiscal years ended October 31, 1995 and 1994 and the interim period subsequent to October 31, 1995, there have been no disagreements with Smith, Dance & Co. on any matter of events. Smith, Dance & Co.'s report on the financial statements for the fiscal year ended October 31, 1995 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principals.

The Company engaged the accounting firm of S. W. Hatfield & Associates as independent auditors for the Company, effective as of March 1, 1998 for the fiscal years ended October 31, 1996 and 1997 and for subsequent periods. The engagement of S. W. Hatfield & Associates was approved by the Company's Board of Directors. During the fiscal years ended October 31, 1996 and 1997 and the interim period subsequent to October 31, 1997 and prior to March 1, 1998, there were no consultants with S. W. Hatfield & Associates on any matter of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial condition.

                                    PART 111

ITEM 9- OFFICERS AND DIRECTORS

The officers and directors of Registrant are as follows:

         Name                   Age          Position

William C. Nichols              30           President and Chairman, Director

Paula Nichols                   32           Secretary and Treasurer, Director

Robert Eckman                                Director

During the year 1996, the officers and directors were as follows:

James E. Hughes, Sr.                         Chairman of the Board of Directors
                                              (Resigned 1/22/96)

James R. Ray                                 President and Chief Executive
                                              Officer
                                             (Chairman of Board until 2/1/97)

George W. Smith                              Director, Secretary (until 2/1/97)

Warren Haught                                Director, President of Energy
                                               Division Unit (until 8/13/96).

On January 31, 1997 the above Officers and Directors resigned and the following persons were elected as Officers and Directors who held that position until September 22, 1997 when the current Board of Directors and Officers were elected.


Michael Puhr                                 President and Director

Lorina Liang                                 Director

Allen Wen Jen Lan                            Director

ITEM 10 EXECUTIVE COMPENSATION

None of the Registrants current officers or directors receives or has received any salary from Registrant during the preceding five years. The Registrant does not anticipate entering into Employment agreements with any of its officers or directors in the near future. Directors do not receive compensation for their services as directors and are not reimbursed for expenses incurred in attending board meeting.

During the years 1996, 1997 and 1998 Registrant paid the following salaries to its officers:

      Name                          1996             1997              1998
      ----                          ----             ----              ----
James R. Ray                        $36,000           -0-               -0-

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT
                                           Number of
        Name                               Shares owned                Percent
------------------------------             ------------                -------

M. D. Price, Jr., Escrow Agent
15945 Quality Trail North
Scandia, MN 55073                           15,000,000                 55.55%

George W. Smith                             2,500                     .00009%

James E. Hughes, Sr.                        283,642                    .0105%

Hughes Wood Products, Inc.                   24,469(1)                  .009%

James R. Ray                               454,610 (2)
--------------------
(1) The 24,469 shares of common stock held in name of Hughes Wood Products, Inc., a Company that is controlled by James E. Hughes, Sr. As such, Mr. Hughes, by virtue of his control over Hughes Wood Products, Inc., has a beneficial ownership interest in these shares.
(2) Mr. Ray disposed of these shares in May, 1997.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Sale of Hughes Wood Products and Houston Woodtech, Inc., and settlement of suit involving James R. Hughes, Sr.

On January 22, 1996 James E. Hughes, SR., Chairman of the Board of Directors and owner, directly or indirectly, of 308,111 shares of the Company's common stock, resigned as Chairman and as a Director. On January 31, 1996, the Company entered into a transaction with Mr. Hughes whereby the Company would acquire 56 producing oil and gas wells and sell to Mr. Hughes Pole Mill located in Quincy, LA and the office building and airplane and office equipment associated therewith. The above transaction was never consummated by Hughes and consequently the Board of Directors authorized the filing of a lawsuit against Mr. Hughes, certain employees of Hughes and the Certified Public Accounting firm representing Hughes in the transaction. This matter was settled on August 12, 1996 with the Agreement that Phoenix would retain 46 of the producing wells, receive a promissory note from Mr. Hughes in the amount of $1,000,000.00, collateralized as agreed to by the parties, and would sell to Hughes the entire Wood Products division of the Company known as Hughes Wood Products, Inc. ("HWP") and Houston Woodtech, Inc. ("HWI"), a wholly owned subsidiary of HWP.

Phoenix had returned the stock of HWP, subject to the performance by Phoenix of certain guarantees relating to the obligations owed to Agriculture Production Credit Association ("AgPCA"). Hughes agreed to execute a liabilities undertaking whereby he agreed to assume and pay all obligations and indebtedness of HWP or HWI owing to AgPCA and Phoenix was to deliver the stock of WHP and HWI. This note, in original principal amount of $3,551,000.00 was dated September 10, 1993, signed by Hughes Wood Products (now Phoenix Resources Technologies, Inc.), Hughes Wood Products, Inc. and Houston Woodtech, Inc. and was related to the business of Hughes Wood Products, Inc. and Houston Woodtech, Inc.

Sale of West Virginia Properties.

On August 13, 1996 Mr. Warren Haught, a member of the Board of Directors, made an offer to the Company to repurchase the oil and gas properties he had sold to the Company over the last five years. Mr. Haught had become disenchanted with Phoenix during the Court proceeding with Mr. Hughes, and the settlement of that matter and Phoenix's failure to acquire additional to increase the number of oil and gas wells in the West Virginia area. IN settlement of this dispute, the Company agreed to convey to 719 Corporation, HAH Petroleum, Inc. and Top Drilling Corporation the properties that the Company had acquired from them. As further consideration Mr. Haught caused to be surrendered to the Company 1,000,000 shares of Class C Preferred stock and 1,000,000 shares of Class D Preferred stock in the Company, constituting his total holdings in the Company, and Mr. Haught resigned as a Director of Phoenix.

Sales Of Assets To MVP Holdings, Inc.

At the time of the bulk sale of assets to MVP Holdings, Inc., no officer or director of Phoenix was an officer or shareholder of MVP, and no officer or director of MVP was an officer or shareholder of director of Phoenix. Subsequent to the sale, James R. Ray became an officer and director of MVP on June 5, 1997 and became a shareholder of MVP in July 1997.

Divestiture of Rocky Mountain Crystal Waters, Inc. and settlement of claims against Phoenix.

On September 20, 1997 Phoenix Board of Directors determined that it was in the best interests of the Company to rescind the acquisition of RMCW. RMCW was not performing up to expectations and RMCW was making a claim that Phoenix was unable to properly fund the operation of RMCW due to the suppression of books and records of Phoenix; loss of financing due to the inability of Phoenix to produce audited or accurate internally-prepared financial statements and loss of revenue by RMCW by reason of the above. RMCW also claimed business interruption due to actions of Phoenix and, additionally, that Phoenix failed to disclose liabilities in excess of five million dollars, consisting of the AgPCA note and potential liabilities to the Internal Revenue Service.

RMCW had threatened to commence suit against Phoenix based on the foregoing.

The Board of Directors, consisting of Michael Puhr, Lorina Liang and Allen Wen Jen Lan, on September 22, 1997 appointed a new Board of Directors consisting of William C. Nichols, Robert Eckman and Paula Nichols. The old Board members then resigned.

Concurrently therewith the Company entered into an Agreement with RMCW which essentially reversed the acquisition of RMCW on January 31, 1997. RMCW returned the 6,000,000 shares of Class B Preferred stock and Phoenix returned the 6,000,000 shares of common stock of RMCW. All liabilities of Phoenix relating to the operation of RMCW were assumed by RMCW and RMCW indemnified Phoenix with respect to these liabilities. Michael Puhr was a major shareholder in RMCW. In settlement of RMCW claim against Phoenix, Phoenix agreed to transfer to RMCW the stock of MVP Holdings, Inc. and the right to any increases of MVP stock under that Agreement, and subject to MVP's right of first refusal. MVP exercised the right of first refusal, and in connection therewith reissued the 4,000,000 shares to Phoenix with the Agreement that Phoenix would distribute the shares to its shareholders. This was done on September 22, 1997, and the record date for determining shareholders entitled to receive the MVP stock was set as October 1, 1997. The stock was distributed shortly thereafter to Phoenix shareholders

ITEM 13 - EXHIBITS AND REPORTS ON FORM 10-KSB

(a) The following documents are filed as exhibits to this 10-KSB:

Page F-1 - Item 7; Financial Statement for the periods November 1, 1995 to October 31, 1997

Page F-2 - Item 7; Financial Statements for the period November 1, 1993 to October 31, 1995.

Exhibit 10.1 - Item 1, (3); Agreement for Purchase and Sale of Stock between Phoenix and James E. Hughes, Sr., dated August 12, 1996.*

Exhibit 10.1 - (a) Security Agreement for Pledge of Instruments, dated August 12, 1996 between Phoenix and James E. Hughes, Sr.*

Exhibit 10.1 - (b) Non-Negotiable Promissory Note executed by James E. Hughes, Sr. for $1,000,000 in favor of Phoenix.

Exhibit 10.2 - Item 1, (4); Exclusive License Agreement between J. J. Reidy & Co., Inc. and Phoenix, dated March 12, 1996.*

Exhibit  10.3 - Item 1, (5);  Agreement  to Convey  Oil and Gas Drill  Sites and
Turnkey Drilling Contract, dated July 24, 1996 between Phoenix and Erin Oil Exploration, Inc., and accompanying exhibits to Agreement.*

Exhibit 10.4 - Item 1, (6); Settlement Agreement and Mutual Release of All Claims between Phoenix and 710 Corporation, HAH Petroleum, Inc. and Top Drilling Corporation, dated August 13, 1996.*

(b) Reports on Form 8-K: None

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PHONEIX RESOURCES TECHNOLOGIES, INC.

         By  /s/  William C. Nichols                         Date: July __, 1998
            -----------------------------------------
                  William C. Nichols
                  Its President

         By  /s/  Paula Nichols                              Date: July __, 1998
            -----------------------------------------
               Paula Nichols
               Member of the Board of Directors

S. W. HATFIELD + ASSOCIATES
certified public accountants

Members:   American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



Board of Directors and Stockholders
Phoenix Resources Technologies, Inc.

We have audited the accompanying balance sheets of Phoenix Resources Technologies, Inc. (a Nevada corporation) as of October 31, 1997 and 1996 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Resources Technologies, Inc. as of October 31, 1997 and 1996 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note A. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.





                                              S. W. HATFIELD + ASSOCIATES
Dallas, Texas
March 18, 1998

                      Use our past to assist your future sm

           P. O. Box 820392 o Dallas, Texas 75382-0392 o 214-342-9635
        9236 Church Road, Suite 1040 o Dallas, Texas 75231 o 800-244-0639
                  214-342-9601 (fax) o SWHCPA@aol.com (e-mail)



                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                            October 31, 1997 and 1996


                                     ASSETS
                                                                       1997            1996
                                                                   ------------    ------------

Current assets
   Cash on hand and in bank                                        $       --      $     37,500
   Net current assets of discontinued operations                           --         1,794,623
                                                                   ------------    ------------

      Total current assets                                                 --         1,832,123
                                                                   ------------    ------------

Other assets
      Net other assets of discontinued operations                          --         8,749,073
                                                                   ------------    ------------

TOTAL ASSETS                                                       $       --      $ 10,581,196
                                                                   ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Judgment garnishment payable                                    $    266,691    $       --
   Net current liabilities of discontinued operations                      --           233,705

      Total current liabilities                                         266,691         233,705
                                                                   ------------    ------------

Long-term liabilities
   Net other liabilities of discontinued operations                        --              --
                                                                   ------------    ------------

      Total liabilities                                                 266,691         233,705
                                                                   ------------    ------------

Commitments and contingencies

Stockholders' equity
  Preferred stock - $0.001 par value
     50,000,000 shares authorized
        Series A - 5.0% annual dividend, non-
        cumulative. Convertible into 1,000,000
        shares of common stock after March 29,
        2000.  200,000 shares issued and outstanding                        200             200
  Common stock - $0.001 par value
      100,000,000 shares authorized 27,000,000
      and 11,049,888 shares issued and outstanding, respectively         27,000          11,050
  Additional paid-in capital                                         13,312,212      12,993,151
  Accumulated deficit                                               (12,632,703)     (1,923,510)
                                                                   ------------    ------------
                                                                        706,709      11,080,891
  Stock subscription receivable                                        (240,000)           --
  Treasury stock - at cost (560,000 shares)                            (733,400)       (733,400)
                                                                   ------------    ------------

         Total stockholders' equity                                    (266,691)     10,347,491
                                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $       --      $ 10,581,196
                                                                   ============    ============



The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-2



                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                      Years ended October 31, 1997 and 1996


                                                                      1997           1996
                                                                ------------    ------------

Net revenues                                                    $       --      $       --

Operating expenses
   General and administrative expenses                               202,703         669,895
                                                                ------------    ------------

      Total operating expenses                                       202,703         669,895
                                                                ------------    ------------

Loss from operations                                                (202,703)       (669,895)

Other (expense) income
   Garnishment on judgment entered against Company                  (251,206)           --
   Interest expense on judgment garnishment                          (15,485)           --
                                                                ------------    ------------

Loss from continuing operations before income taxes                 (469,394)       (669,895)

Income tax benefit (expense)                                            --              --
                                                                ------------    ------------

Loss from continuing operations                                     (469,394)       (669,895)
                                                                ------------    ------------

Discontinued operations, net of income taxes
   Income (Loss) from discontinued operations,
      net of income taxes of $-0- and $-0-, respectively
         Wood products division                                         --           144,276
         West Virginia oil & gas division                               --           131,066
         Oil & gas pipeline division                                  29,566            --
         Impairment of marketable securities held to maturity           --        (1,976,562)
   Income (Loss) on disposition, net of income
      taxes of $-0- and $-0-, respectively
         Wood products division                                         --           618,186
         West Virginia oil & gas division                               --         1,504,586
                                                                ------------    ------------

Income (loss) from discontinued operations                            29,566         421,552
                                                                ------------    ------------

Net Loss                                                        $   (439,828)   $   (248,343)
                                                                ============    ============

(Loss) Earnings per weighted-average
   share of common stock outstanding
      From continuing operations                                $      (0.03)   $      (0.08)
      From discontinued operations                                      --              0.05
                                                                ------------    ------------
      Total loss per share                                      $      (0.03)   $      (0.03)
                                                                ============    ============

Weighted-average number of common shares outstanding              13,173,231       8,534,260
                                                                ============    ============

The accompanying notes are an integral part of these consolidated financial statements.


                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      Years ended October 31, 1997 and 1996

                                                                                                   Additional
                                             Preferred Stock               Common stock            paid-in
                                             ---------------               ------------
                                          Shares        Amount         Shares       Amount         capital
                                      ------------   ------------  ------------  ------------    ------------

Balances at November 1, 1995             2,200,000     $  2,200      4,179,888   $      4,180    $ 18,786,021

Common stock issued for
   Exchange of shareholder debt               --           --          750,000            750         224,250
   Acquisition of pipeline systems            --           --        2,250,000          2,250       1,597,750
   Fees and expenses under Form
       S-8 consulting services plan           --           --        3,870,000          3,870         383,130
Reversal of acquisition of
   drilling rig and West
   Virginia oil & gas wells             (2,000,000)      (2,000)          --             --        (7,998,000)
Dividends paid on
   preferred stock                            --           --             --             --              --
Net loss for the year                         --           --             --             --              --
                                      ------------     --------   ------------   ------------    ------------

Balances at October 31, 1996               200,000          200     11,049,888         11,050      12,993,151

Common stock issued for fees
   and expenses under Form S-8
   consulting services plan                   --           --          950,112            950          94,061
Common stock issued into
   escrow to facilitate a merger
   with or acquisition of a
   qualified business candidate               --           --       15,000,000         15,000         225,000
Distribution of common stock
   of MVP Holdings, Inc. to
   Phoenix Resources Tech-
   ologies, Inc. shareholders                 --           --             --             --              --
Net loss for the year                         --           --             --             --              --
                                      ------------     --------   ------------   ------------    ------------

Balances at October 31, 1997               200,000     $    200     27,000,000   $     27,000    $ 13,312,212
                                      ============     ========   ============   ============    ============



                                                 Stock subscription agreement
                                                   and Treasury stock       Accumulated
                                                   ------------------
                                                  Shares        Amount         deficit         Total
                                             ------------   ------------    ------------    ------------

Balances at November 1, 1995                      560,000   $   (733,400)   $ (1,660,167)   $ 16,398,834

Common stock issued for
   Exchange of shareholder debt                      --             --              --           225,000
   Acquisition of pipeline systems                   --             --              --         1,600,000
   Fees and expenses under Form
       S-8 consulting services plan                  --             --              --           387,000
Reversal of acquisition of
   drilling rig and West
   Virginia oil & gas wells                          --             --              --        (8,000,000)
Dividends paid on
   preferred stock                                   --             --           (15,000)        (15,000)
Net loss for the year                                --             --          (248,343)       (248,343)
                                             ------------   ------------    ------------    ------------

Balances at October 31, 1996                      560,000       (733,400)     (1,923,510)     10,347,491

Common stock issued for fees
   and expenses under Form S-8
   consulting services plan                          --             --              --            95,011
Common stock issued into
   escrow to facilitate a merger
   with or acquisition of a
   qualified business candidate                15,000,000       (240,000)           --              --
Distribution of common stock
   of MVP Holdings, Inc. to
   Phoenix Resources Tech-
   ologies, Inc. shareholders                        --             --       (10,269,365)    (10,269,365)
Net loss for the year                                --             --          (439,828)       (439,828)
                                             ------------   ------------    ------------    ------------

Balances at October 31, 1997                   15,560,000   $   (973,400)  $ (12,632,703)       (266,691)
                                             ============   ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.



                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                      Years ended October 31, 1997 and 1996


                                                                            1996            1995
                                                                        ------------   ------------

Cash flows from operating activities
   Net loss for the year                                                $  (439,828)   $  (248,343)
   Adjustments to reconcile net loss to net
      cash provided by operating activities
      Common stock issued for various fees and expenses                      95,011        387,000
      Impairment of marketable securities prior to disposition                 --        1,976,562
      (Income) Loss on disposition of discontinued operations                  --       (1,504,586)
      Increase in judgment garnishment payable                              266,691           --
      Change in net assets and liabilities of discontinued operations        40,626       (599,788)
                                                                        -----------    -----------

Net cash provided by (used in) operating activities                         (37,500)        10,845
                                                                        -----------    -----------

Cash flows from investing activities                                           --             --
                                                                        -----------    -----------

Cash flows from financing activities
   Payment of dividends on preferred stock                                     --          (15,000)
                                                                        -----------    -----------

Net cash provided by (used in) financing activities                            --          (15,000)
                                                                        -----------    -----------

INCREASE (DECREASE) IN CASH                                                 (37,500)        (4,155)

Cash at beginning of year                                                    37,500         41,655
                                                                        -----------    -----------

Cash at end of year                                                     $      --      $    37,500
                                                                        ===========    ===========

Supplemental disclosure of interest and income taxes paid
   Interest paid for the period                                         $      --      $      --
                                                                        ===========    ===========
   Income taxes paid for the period                                     $      --      $      --
                                                                        ===========    ===========




The accompanying notes are an integral part of these consolidated financial statements.
                                                                             F-5

                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Phoenix Resources Technologies, Inc. (Company) was originally incorporated in 1986 as Firma, Inc. under the laws of the State of Colorado as a corporation organized to take advantage of unspecified business opportunities. In 1991, in accordance with a reorganization agreement, the Company acquired 100% of the issued and outstanding stock of Hughes Wood Products, Inc., a privately-owned Texas corporation, and changed its corporate name to Hughes Resources, Inc. Hughes Wood Products, Inc. became a wholly-owned subsidiary of the Company.

Pursuant to a plan of merger and reorganization, the Company, as a Colorado corporation, merged into Hughes Resources, Inc., a Nevada corporation, on June 27, 1995. The purpose of this merger was to redomicile the Company from Colorado to Nevada. The Nevada corporation had been formed solely for this reorganization purpose and had no assets, liabilities or operations prior to the merger. The Articles of Incorporation of the surviving Nevada corporation were amended to increase the authorized number of common shares to 100,000,000 with a par value of $0.001 each and to increase the authorized number of preferred shares to 50,000,000 with a par value of $0.001 per share.

In May 1995, the Company acquired oil & gas wells located in the State of Louisiana from an entity domiciled in the British Virgin Islands for approximately 825,100 shares of the Company's common stock issued pursuant to Regulation S of the US Securities and Exchange Commission and approximately 200,000 shares of Series A Preferred Stock. These assets were disposed of by the Company in a block asset transfer during the year ended October 31, 1997.

In July 1995, the Company acquired approximately 330 oil & gas producing properties located in the State of West Virginia and related equipment and real estate for the issuance of approximately 1,000,000 shares of Series C Preferred Stock and 1,000,000 shares of Series D Preferred Stock. In August 1996, the original seller, and member of the Company's Board of Directors, made an offer to repurchase these properties at terms identical to the initial sale. This offer was accepted by the Company and the issued and outstanding shares of Series C and Series D Preferred Stock were returned to the Company and canceled.

In January 1996, the Company entered into a transaction to acquire 56 producing oil & gas wells from the former sole shareholder of Hughes Wood Products, Inc. and former officer of the Company in a transaction to sell a Pole Mill located in DeQuincy, Louisiana back to the former officer. As a part of this transaction, the former officer was to assume certain liabilities of the Company and return approximately 400,000 shares of common stock to the Company. This transaction was not completed and the Company filed a lawsuit against the former officer and the former officer's certified public accounting firm seeking damages and alleging acts that would allow the assessment of treble damages against the defendants. This litigation was settled in May 1996 with the agreement that the Company would retain the 56 producing oil & gas wells, receive a $1,000,000 promissory note from the former officer and would sell the entire wood products division (Hughes Wood Products, Inc.) to the former officer. Additionally, the former officer would assume all debt and other liabilities attributable to this division and indemnified the Company against all debts arising from the sale of these assets to the former officer.

In January 1996, the Company acquired three pipeline systems in West Virginia from an unrelated Canadian corporation for the issuance of 2,250,000 shares of the Company's common stock issued pursuant to Regulation S of the US Securities and Exchange Commission and the assumption of a related $100,000 debt associated with the pipeline properties. These properties were disposed of by the Company in a block asset transfer during the year ended October 31, 1997.

                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS - Continued


In January 1997, the Company exchanged 6,000,000 shares of Class "B" Preferred Stock for 6,000,000 shares of common stock of Rocky Mountain Crystal Water, Inc. Rocky Mountain Crystal Water, Inc. owned the rights to produce water from the acquifer located in Ten Sleep, Wyoming. Various disputes arose between the selling parties and the Company and this transaction was rescinded in September 1997. Due to the nature and timing of the disputes, the Company experienced no financial impact from this transaction between January and September 1997.

In March 1997, the Company exchanged all of its assets and liabilities with MVP Holdings, Inc., an unrelated entity, for approximately 4,000,000 shares of MVP Holdings, Inc. common stock with a street value of approximately $3.50 per share or $14,000,000 in total. The Company valued this transaction at the historical values of the assets given and liabilities assumed by MVP Holdings, Inc. and no gain or loss was recognized in this transaction.

In October 1997, the Company distributed 100.0% of its holdings in MVP Holdings, Inc. to its shareholders as a property distribution. Concurrent with this action, the Company ceased to have any assets, liabilities or operations and became totally dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


 NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.    Cash and cash equivalents

      The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

      Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

2.    Income taxes

      The Company utilizes the asset and liability method of accounting for income taxes. At October 31, 1997 and 1996, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily the allowance for doubtful accounts, accumulated depreciation and certain liability items. A 100% valuation allowance was provided against deferred tax assets, where applicable.

                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


 NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

2.    Income taxes

      Due to the liquidation and/or disposition of all of the Company's assets, liabilities and operations as of October 31, 1997, the Company will have no available net operating loss carryforwards available for use in future years.

3.    Earnings (loss) per share

      Earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of shares issued and outstanding during the reporting period. As of October 31, 1997 and 1996, the Company had no warrants, options or other equity issues which might be considered dilutive in nature to the weighted-average number of shares outstanding calculation.


NOTE C - DISCONTINUED OPERATIONS

On August 12, 1996, the Company sold its wood products division, also known as Hughes Wood Products, Inc., back to Mr. James E. Hughes, Sr., the former sole shareholder of Hughes Wood Products, Inc. for a $1,000,000 promissory note and the assumption of all liabilities associated with Hughes Wood Products, Inc.

On August 22, 1996, the Company and the former owners of various oil & gas properties and assets located in West Virginia rescinded this transaction with the return of 1,000,000 shares each of the Company's Series C and Series D Preferred Stock. These properties were originally acquired in July 1995.

On March 10, 1997, the Company sold all remaining assets to MVP Holdings, Inc. in exchange for 4,000,000 shares of MVP Holdings, Inc. restricted, unregistered common stock issued pursuant to Rule 144 of the US Securities and Exchange Commission and the assumption of all liabilities, known and unknown, of the Company. The shares received by the Company had a street value of approximately $3.50 per share or an aggregate approximate $14,000,000. This transaction was valued by the Company at approximately $10,300,000, which approximates the net book value of the assets transferred less the value of the liabilities assumed. In October 1997, the Company distributed 100.0% of its holdings in MVP Holdings, Inc. to its shareholders as a property distribution.

Summarized results of operations for Hughes Wood Products, Inc. for Fiscal 1997 and 1996 are as follows:

                                                            1997        1996
                                                          --------    --------
    Net sales                                             $      -    $753,668
                                                           =======     =======
    Operating income                                      $      -    $144,276
                                                           =======     =======
    Income upon disposition of discontinued operations    $      -    $618,186
                                                           =======     =======

Summarized results of operations for all oil & gas operations for Fiscal 1997 and 1996 are as follows:

                                                            1997        1996
                                                          --------    ----------
    Net sales                                             $103,825    $1,047,000
                                                           =======     =========
    Operating income                                      $ 29,566    $  131,066
                                                           =======     =========
    Income upon disposition of discontinued operations    $      -    $1,504,586
                                                           =======     =========

                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE D - COMMON STOCK TRANSACTIONS

During Fiscal 1996, the Company acquired three pipeline systems from an entity controlled by a former officer of the Company. The total price of this acquisition was approximately $1,750,000, paid in 2,250,000 shares of the Company's common stock issued pursuant to Regulation S of the US Securities and Exchange Commission and the assumption of $150,000 in debt. The debt was originally due on March 15, 1996.

During  Fiscal  1996,  the  Company  issued  750,000  shares  of   unregistered,
restricted common stock to a shareholder in settlement of $225,000 in debt payable to the shareholder.

During Fiscal 1996, the Company issued an aggregate 3,870,000 shares of common stock registered pursuant to a prior year filing on Form S-8. These transactions were valued at $0.10 per share, or an aggregate $387,000, which approximates the fair value of the stock issued and the fair value of the services provided for legal and financial consulting services.

During Fiscal 1997, the Company issued an aggregate 950,112 shares of common stock registered pursuant to a prior year filing on Form S-8. These transactions were valued at $0.10 per share, or an aggregate $95,011, which approximates the fair value of the stock issued and the fair value of the services provided for legal and financial consulting services.

In August 1996, due to non-performance on the part of the Company, the Fiscal 1995 acquisition of certain oil and gas properties and related assets located in West Virginia was rescind. This transaction caused the return and retirement of 100.0% of the issued and outstanding Series C and Series D Preferred Stock of the Company.

In September 1997, the Company, in an effort to seek and obtain a suitable merger or acquisition agreement with an on-going privately owned business, issued 15,000,000 shares of unregistered, restricted common stock into the escrow account of the Company's corporate attorney under a subscription agreement. The attorney is responsible for securing the Company's books and records, validating the Company's corporate status, procuring the services of a qualified independent certified accounting firm to audit the Company's financial statements, facilitate the filing of all delinquent reports with the US Securities and Exchange Commission and evaluate potential private companies for either merger or acquisition. The Company's common stock had an estimated market trading price of approximately $0.04 per share on the date of the issuance of these shares. Due to the restricted nature of the shares issued into escrow, the Stock Subscription Agreement was valued at approximately $0.016 per share, or approximately $240,000 in total, as the "fair value" of this transaction. The Stock Subscription Agreement will be settled upon the successful merger with or acquisition of a suitable private company.


NOTE E - DISTRIBUTIONS

In March 1997, the Company exchanged all of its assets to an unrelated entity in exchange for 4,000,000 shares of the acquiring company's common stock and the assumption of all known and unknown liabilities. The street value of the stock issued to the Company was approximately $3.50 per share at closing. This transaction was valued by the Company at approximately $10,300,000, which approximates the net book value of the assets transferred less the value of the liabilities assumed. In October 1997, the Company distributed 100.0% of its holdings in MVP Holdings, Inc. to its shareholders as a property distribution.

                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE F - LITIGATION

The Company was a co-maker on a loan payable to Agriculture Production Credit Association (AG-PCA) along with its former subsidiary, Hughes Wood Products, Inc. and Houston Woodtech, Inc. On March 17, 1997, AG- PCA foreclosed on the underlying assets collateralizing the loan and was subsequently granted an approximate $3,236,048 judgment collectively against the Company, Hughes Wood Products, Inc. and Houston Woodtech, Inc. As of October 31, 1997, approximately $1,800,000 remains unsatisfied on the collective judgment against all named parties, including the Company.

In the March 1997 sale of the Company's assets to and assumption of liabilities by MVP Holdings, Inc., the Company was specifically indemnified in the sale document as follows: "The Purchaser [MVP] will guarantee seller [Company] that all debts of any kind including but not limited to amounts owed to the United States Treasury Department, the State of Texas, Agricultural Production Credit Association and or Community Bank, N. A., incurred or owed by the Phoenix Resources Technologies, Inc. as of the closing date except the specific debts to be retained by Seller under this agreement will be paid on a timely basis." Accordingly, the Company is vigorously pursuing all avenues available to it in order to cancel this judgment and anticipates no material financial impact as a result of this action.

On March 20, 1997, the Company was named as the Garnishee in the settlement of a judgment rendered against Mr. James R. Ray, the Company's former president and chief executive officer. The garnishment placed against the Company by the Superior Court of the State of Arizona, Maricopa County, was in the amount of $266,205.91, plus interest at 10.0% per annum until paid in full. The Company has accrued this garnishment as a current liability and has accrued the requisite interest on the unpaid balance through October 31, 1997 in the accompanying financial statements.

SMITH, DANCE & COMPANY
Certified Public Accountants
433 East Las Colinas Boulavard, Suite 1290
Irving, Texas 75039
Phone 214-556- 1190 Fax 214-556-2311
REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Phoenix Resources Technologies, Inc. (formerly Hughes Resources, Inc.):

We have audited the accompanying consolidated balance street ofPhoenix Resources Technologies, Inc. (formerly Hughes Resources, Inc.) and its subsidiaries as of October 31, 1995, end the related consolidated statement of operations, cash flows end changesin shareholders equity for the year then ended. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements teased on our audit. We did not audit the financial statements of Hughes Wood Products, Inc. and its subsidiary Houston Woodtech, Inc., (wholly-owned subsidiaries of Phoenix Resources Technologies, Inc.), which statements reflecttotal assets of $ 12,734,172 as of October 31,1995 and total revenues of $26,270,937 for the year then ended. Those statements were audited by other auditors whose report was dual dated January 5, 1996 and April 26, 1996 and included an explanatory paragraph which raised substantial doubt about the entities ability to continue as a going concern, has been furnished to us, and our opinion, insofar as it relates to the amounts of Hughes Wood Products, Inc. and its subsidiary, is based solely on the report of the other auditors. The financial statements of Phoenix Resources Technologies, Inc. and its subsidiaries for the years ended October 31, 1994 and 1993, respectively were audited by other auditors, whose report was dated January 5,1995, expressed an unqualified opinion on those statements.

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

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Phoenix Resources, Inc., and subsidiaries at October 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended October31, 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred a significant net loss for the year ended October 31, 1995. As discussed in Notes 7 and 15 to the financial statements, the Company was not in compliance with certain terms of its long-term debt agreements at October 31, 1995. As the result of covenant violations, the holder of such debt may, after notice and expiration of applicable grace periods, declare the entire amount of such indebtedness due and payable immediately. Managements plans to restructure its long-term debt are also discussed in Note 15. These conditions raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome ofthis uncertainty.

SMITH DANCE & COMPANY

Irving, Texas
June 7, 1996 except for the Supplemental Information on Oil and Gas Producing Activities (unaudited) as to which the date is August 8, 1996

              PHOENIX RESOURCES TECHNOLOGIES, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            October 31, 1995 and 1994



ASSETS

                                                         1995          1994
                                                       ---------      ---------
CURRENT ASSETS
  Cash and cash equivalents (note 1)                      41,655         40,233
  Trade receivables (less allowance for doubtful
    accounts ($392,693 for 1995 and $85,357
    for 1995) (notes 1 and 2)                          1,477,069      2,900,121
  Marketable securities (notes 1 and 16)               2,250,000
  Inventories (notes 1 and 3)                          2,347,592      2,665,382
  Timber deeds (note 1 and 4)                            639,699        808,877
  Prepaid expenses                                       211,183        221,290
  Notes receivable (note 2)                                    -        609,690
  Deferred income taxes (notes 1 and 10)                 206,509        118,644
                                                    -------------   ------------

    Total current assets                               7,173,707      7,364,237

PROPERTY, PLANT AND EQUIPMENT
  (less accumulated depreciation of
  $4,359,096 for 1995 and $4,127,691
  for 1994) (notes 1 and 6)                           18,425,155      6,273,257

LONG TERM RECEIVABLES
  Advances to stockholders and
    employees (notes 5 and 11)                           386,651        279,427

OTHER ASSETS                                             381,804        220,747
                                                    -------------   ------------

                                                   $  26,367,317   $ 14,137,668
                                                    =============   ============


         The accompanying notes are an integral part of these statements

              PHOENIX RESOURCES TECHNOLOGIES, INC AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                            October 31, 1995 and 1994

LIABILITIES AND STOCKHOLDERS EQUITY

                                                         1995           1994
                                                    ----------       ----------
CURRENT LIABILITIES:
  Cash overdraft                                    $  379,657       $        -
  Notes payable and current maturities
    of long-term debt (note 7)                       4,935,631        2,484,580
  Obligations under capital
    lease, current (note 8)                             69,964                -
  Accounts payable                                   2,150,205        1,675,975
  Shareholder loans (notes 5 and 11)                   146,071                -
  Payroll tax liabilities (note 11)                    618,060                -
  Customer deposits                                     24,804           73,942
  Accrued expenses (note 9)                            367,208          312,605
                                               ----------------  ---------------

    Total current liabilities                        8,691,601        4,547,102
                                               ----------------  ---------------
LONG-TERM DEBT, less current maturities (note 7)       584,285        3,533,630
OBLIGATIONS UNDER CAPITAL LEASES, less
  current portion (note 8)                             304,107          102,062
                                               ----------------  ---------------

    Total long-term debt                               888,392        3,635,692

DEFERRED INCOME TAXES                                  388,491          209,783

STOCKHOLDERS EQUITY
  Preferred stock, par value
  $.001 per share,  authorized
  50,000,000 shares, 2,200,000 shares
  issued and outstanding (notes 17 and 18)
   - Series A, 5% annual dividend, non-cumulative
     convertible into 1,000,000 shares of common
     stock after March 29, 2000. 200,000 shares
     issued and outstanding.                               200                -
   - Series C, no dividend, convertible into
     5,000,000 shares of common stock after August
     1, 1996. 1,000,000 shares issued and
     outstanding.                                        1,000                -
   - Series D, 4% dividend, non-cumulative,
     callable within one year ending August 1, 1996,
     convertible into 5,000,OOO
     shares of common stock after August 1, 1996,
     1,000,000
     shares issued and outstanding.                      1,000                -

  Common stock, par value $.001 per share, authorized
    100,000,000 shares, issued
    4,235,891 shares, outstanding 4,179,891 shares
    in 1995 and
    4,749,657 in 1994. (note 18)                         4,180            5,310

  Capital in excess of par (note 18)                18,786,021        4,595,539
  Treasury stock, 56,000 shares                       (733,400)        (733,400)
  Retained earnings (deficit) (note 18)             (1,660,167)       1,877,642
                                                ---------------  ---------------

                                                    16,398,834        5,745,091
                                               ----------------  ---------------

    Total liabilities and stockholders equity    $  26,367,317      $ 14,137,668
                                               ================  ===============

              PHOENIX RESOURCES TECHNOLOGIES, INC AND SUBSIDIARIES
                     CONSOLIDATED  STATEMENTS  OF  OPERATIONS  Three year period ended October 31, 1995, 1994, 1993


                                       1995            1994          1993
                                   ------------    ------------    ------------

Net sales                         $  26,462,748    $ 28,029,628    $ 29,216,939
Cost of sales                        23,921,487      24,332,472      26,226,315
                                    ------------    ------------    ------------

Gross profit                          2,541,261       3,697,156       2,990,624
Operating expenses                    4,743,117       3,117,290       2,469,899
                                    ------------    ------------    ------------

  Operating income                   (2,201,856)        579,866         520,725

Other income and expenses
  Inventory loss due to market decline (217,754)              -               -
  Gain on disposition of assets, net     63,316          22,618           5,533
  Other income                           56,325          66,077          56,426
  Interest expense                     (587,041)       (413,508)       (259,925)
  Other expenses                        (39,959)        (21,291)        (19,594)
                                     -----------    ------------     -----------

    Income (loss) before income taxes
           and extraordinary item    (2,926,969)        233,762         303,165

Provision (benefit) for income taxes
  (notes 1 and 10)                       90,841         115,071         109,906
                                    ------------    ------------     -----------

Income (loss) before extraordinary
  item                               (3,017,810)        118,691         193,259

Extraordinary items (net of income
  tax benefit for 1995 of $0 and
  1994 of $79,344)                     (520,000)       (154,022)              -
                                    ------------    ------------     -----------

Net income or (loss)               $ (3,537,810)   $    (35,331)    $   193,259
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
                                    ============    ============     ===========


         The accompanying notes are an integral part of these statments

              PHOENIX RESOURCES TECHNOLOGIES, INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                    Years ended October 31, 1995, 1994, 1993


                                             Common Stock
                                        -----------------------     Capital in
                                          Shares       Amount      excess of par
                                        ----------  ----------     -------------
Balance at October 31, 1992             5,309,657   $  53,097       $ 4,547,752

Net income for the year ended
  October 31, 1993                              -           -                -
                                        ----------  ----------      ------------

Balance at October 31,  1993            5,309,657      53,097         4,547,752

Net Loss for the year ended
  October 31, 1994                              -           -                 -
Purchase of treasury stock                      -           -                 -
                                        ----------  ----------      ------------

Balance at October 31, 1994             5,309,657      53,097         4,547,752

Net loss for the year ended
  October 31, 1995                              -           -                 -
Effect of 1 for 10 reverse stock
  split                                (4,778,691)          -                 -
Effect of change in par value from
  $.01 per share to $.001 per share             -     (52,566)           52,566
Issuance of common stock for
  purchase of Louisiana
  properties                              825,100         825         2,638,815
Issuance of common stock for
  U. S. Refining stock                  2,200,000       2,200         2,237,800
Issuance of preferred series A stock
  for Louisiana properties                      -           -           999,800
Issuance of preferred series C stock
  for drilling rig and W. Virginia
  wells                                         -           -         4,999,000
Issuance of preferred series D stock
  for drilling rig and W. Virginia              -           -         2,999,000
  wells
Issuance of S-8 stock for services        623,825         624           311,288
                                        ----------  ----------      ------------

Balance at October 31, 1995             4,179,891   $   4,180      $ 18,786,021
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
                                   ============   =============




       The accompanying notes are an integral part of these statments

              PHOENIX RESOURCES TECHNOLOGIES, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    Three-Year Period Ended October 31, 1995


                                                1995        1994         1993
                                             ---------    ---------   ---------
Cash flows from operating activities:
  Net income (loss)                         $(3,537,810)  $ (35,331)  $ 193,259
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization             979,865     725,047     786,766
      Deferred income taxes (benefit)            90,841      35,727     109,906
      Stock exchanged for services              311,914           -           -
      Provision for doubtful accounts           522,026     (66,297)     32,913
      Extraordinary item                        520,000           -           -
      Inventory loss due to market decline      217,754           -           -
      (Gain) loss on disposition of property
        and equipment                            50,794     (22,618)     (5,533)
      Net increase (decrease) in operating
        assets and liabilities:
          Trade accounts receivable             990,716    (239,223)   (893,676)
          Inventories and timber deeds          269,214    (135,569)    (90,854)
          Prepaid expenses                       10,107     (97,865)     40,640
          Other assets                         (161,057)          -           -
          Accounts payable                      474,230     579,423     439,224
          Accrued expenses and other
            liabilities                         672,663           -           -
                                            ------------  ---------- -----------
Net cash provided by operating activities     1,411,257     743,294     612,645
                                            ------------  ---------- -----------

Cash flows from investing activities:
  Advances to stockholders and employees     (3,775,332) (1,899,327) (1,553,192)
  Payments from stockholders and employees    3,814,179   1,450,604   1,601,472
  Proceeds from sale of property, plant
    and equipment                               205,609      65,500           -
  Loan originations                                   -    (520,000)          -
  Others                                        (10,000)    (58,229)   (196,797)
  Acquisition of property, plant and
    equipment                                (1,748,526) (1,485,555) (1,260,322)
                                            ------------  ---------- -----------
Net cash used in investing activities        (1,514,070) (2,447,007) (1,408,839)
                                            ------------  ---------- -----------

Cash flow from financing activities:
  Net change in bank overdraft                  379,657           -           -
  Customer deposits                             (49,138)    (80,903)    154,845
  Proceeds from borrowings                      529,874   2,548,299   4,215,935
  Principal payments on borrowings and
    capital leases                             (756,158)   (733,928) (3,489,732)
  Purchase of treasury stock                          -    (478,400)          -
                                            ------------  ---------- -----------
Net cash provided by financing activities       104,235   1,255,068     881,048
                                            ------------  ---------- -----------

Net increase (decrease) in cash                   1,422    (448,645)     84,854

Cash and cash equivalents at beginning of year   40,233     488,878     404,024
                                            ------------  ---------- -----------

Cash and cash equivalents at end of year      $  41,655   $  40,233   $ 488,878
                                            ============  ========== ===========

Supplemental disclosure of cash flow information: Cash paid for:

    Interest                                  $ 660,147   $  391,028  $ 275,699

    Income tax                                        -            -          -




       The accompanying notes are an integral part of these statments

              PHOENIX RESOURCES TECHNOLOGIES, INC AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                   Three-Year Period Ended December 31, 1995


                                              1995        1994         1993
                                           ---------   ---------    ---------
SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES


  Exchange of receivable from James E.
    Hughes for land                       $         -  $  433,630   $         -
                                           ==========  ==========    ==========

  Acquisition of Louisiana properties
    for common stock and preferred
    Series A stock                        $ 3,639,640  $        -   $         -
                                           ==========  ==========   ===========

  Acquisition of US Refining stock for
    common stock and notes payable        $ 2,240,000  $        -   $         -
                                           ==========  ==========    ==========

  Acquisition of drilling rig and
    W. Virginia wells for preferred
    series C and D stock                  $ 8,000,000  $        -   $         -
                                           ==========   ==========   ==========

  Issuance of S-8 stock for services      $   311,914  $         -  $         -
                                           ==========   ==========   ==========

  Change in par value of common stock     $    52,566  $         -  $         -
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

              PHOENIX RESOURCES TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  NOTE 2 - TRADE AND NOTES RECEIVABLE

  Following is a summary of trade receivables at October 31, 1995 and 1994:

                                                      1995             1994
                                                    ---------        ---------

     Trade receivables - Sawmill                $     191,417      $    489,782
                         Pole Mill                    491,155           436,606
                         Logging                      141,795           154,274
                         Wood preserving              404,831           413,315
                         Wood preserving - export     223,207           976,166

     Advances to contractors                          417,357           515,335
                                                 ------------     -------------

                                                   $1,869,762         2,985,478

     Less:  Allowance for doubtful accounts           392,693            85,357
                                                 ------------     -------------

                                                   $1,477,069        $2,900,121
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

                                                      1995             1994
                                                   ---------        ---------

    7.5% note receivable from
    Iniciativas Turisticas Del
    Pacifico, S.A. (a Costa Rica
    corporation); balance due on
    June 10, 1995                                      -            $   320,000

    10% note receivable from Charles G. Masters; interest only due quarterly beginning January 31, 1995; balance
    due on October 31, 1995                            -                200,000

    Others                                             -                 89,690
                                               ---------------    -------------

                                                      -           $     609,690
                                               ===============    =============

              PHOENIX RESOURCES TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - INVENTORIES

Inventories at October 31, 1995 and 1994 consist of:

                                                      1995             1994
                                                    ---------        ---------

    Raw material - logs                            $       -        $   341,953
    Lumber and wood products                        2,344,938         2,082,874
    Chemicals                                         220,409           240,555
    Reduction of lumber and wood products
      to market                                      (217,755)               -
                                                   -----------      -----------
                                                   $2,347,592        $2,665,382
                                                   ===========      ===========

Certain inventories are pledged to secure loans.(Notes 7 and 16)


NOTE 4 - TIMBER DEEDS

The amount of timber deeds as of October 31, 1995 and 1994 represents the standing timber purchased at cost less the depletion of timber cost as follows:

                                                       1995             1994
                                                     ---------       ---------

    Original Cost                                    1,358,624      $ 1,465,768
    Less: Depletion                                   (718,925)        (656,891)
                                                   ------------     -----------
    Net                                            $   639,699      $   808,877
                                                   ============     ===========

Certain timber deeds had expiration dates beyond twelve months from the balance sheet date; however, all were classified as current assets because it was anticipated that a majority of the timber would be cut within the next operation cycle of the business.


NOTE 5 - ADVANCES TO AND FROM STOCKHOLDER AND EMPLOYEES

Following is a summary of these receivables at October 31, 1995 and 1994:

                                                       1995             1994
                                                     ---------        ---------

     Net to James E. Hughes, Sr.                   $   347,422      $   242,252
     Loans to employees                                 39,229           37,175
                                                 -------------    -------------

                                                   $   386,651      $   279,427
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

              PHOENIX RESOURCES TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - PROPERTY AND EQUIPMENT

Major classes of property and equipment as of October 31, 1995 and 1994 are shown below:

                                                     1995              1994
                                                ------------       ------------

         Land                                   $  1,392,603       $  1,347,603
         Buildings                                   933,479            456,132
         Machinery and equipment                  12,209,125          8,008,484
         Furniture and fixtures                      259,269            256,124
         Leasehold improvements                      178,091            176,578
         Construction in progress                     10,134             29,191
         Property held under capital leases          411,540            126,836
         Oil and gas properties                    7,539,640                  -
                                                -------------      -------------

                                                  22,933,881         10,400,948
         Less:
           Accumulated depreciation               (4,508,726)        (4,127,691)
                                                -------------      -------------

                                                $ 18,425,155       $  6,273,257
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





             PHOENIX RESOURCES TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT - Continued

 Insurance  policy  financing  arrangements,  due on  July 1,
 1996, bearing interest at 11.5%                                       62,467          117,818

First  National  Bank;  Newton,  Texas;  Note payable in the original  amount of  $300,000,  executed on October 1, 1991, due on November 7, 1994,  bearing interest at 9%, secured by timber deeds and a personal guarantee
by James E. Hughes, Sr.                                                     -          180,040

Obligations  callable  by  creditor:   AG-PCA,   Agriculture
Production  Credit  Associates;  Tyler,  Texas;  note  dated
September 30, 1993 in original amount of $3,551,000; payable in monthly  installments  of $42,151  including  interest at
8.45%;  amortizing over 120 months;  secured by all property and equipment
and a personal guaranty by James E. Hughes, Sr.                    3,052,114         3,284,994

All other  installment  notes due: Various finance companies and banks;  monthly  installments in the aggregate amount of
$41,432;   interest  rates  ranging  from  6.75%  to  11.9%;
maturing from December 25, 1995 through May 1, 2000; secured
by various equipment                                                 905,620           778,752
                                                               -------------      ------------

       Total notes payable and long-term
         debt                                                      5,519,916         6,018,210

       Less:  Short-term notes payable and
         current maturities                                        (4,935,631)      (2,484,580)
                                                               --------------    -------------

       Long-term debt less notes payable and
         current maturities                                    $      584,285     $  3,533,630
                                                               ==============     ============


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

Following is a summary of assets held under capital leases:

                                      1995        1994
                                    --------   ---------

               Heavy equipment     $ 411,540   $ 126,836
                                   =========   =========
                                                                            F-29

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