Form 10KSB
period 1997-10-31
PHOENIX RESOURCES TECHNOLOGIES INC
filed 1998-07-14
CIK 808575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark one)

XX   ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIESEXCHANGE  ACT OF
---  1934 (Fee required)

                   For the fiscal year ended October 31, 1997

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________


                         Commission File Number: 1-10987

                      PHOENIX RESOURCES TECHNOLOGIES, INC.

        (Exact name of small business issuer as specified in its charter)

          NEVADA                                                84-1034982
(State of incorporation)                                (IRS Employer ID Number)
                   5565 Shady Lane Circle, Brainerd, MN 56401
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (218) 828-0415
                           (Issuer's telephone number)

          Securities registered under Section 12(b) of the Exchange Act
Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
   Common Stock                               NASDAQ EXCHANGE

   Securities registered pursuant to Section 12(g) of the Exchange Act: None

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
    July 13, 1998:    27,000,000

Transitional Small Business Disclosure Format (check one):    YES       NO X

                                TABLE OF CONTENTS

ITEM NUMBER                                                            PAGE
-----------                                                            ----

PART 1
         1. Description of Business                                       2

         2. Description of Property                                       8

         3. Legal Proceedings                                             9

         4. Submission of matters to a Vote of Shareholders               10

PART 11

         5. Market for Company's Common Stock
             and Related Stockholder Matters                              11

         6. Management's Discussion and Analysis
             or Plan of Operation                                         13

         7. Index to Financial Statements                                 18

         8. Changes In and Disagreements with Accountants on              18
             Accounting and Financial Disclosure

PART III

         9. Directors, Executive Officers and Control Persons;
             Compliance with Section 16(b) of the Exchange Act.           19

         10. Executive Compensation                                       19

         11. Security Ownership of Certain Beneficial
               Owners and Management                                      20

         12.      Certain Relationships and Related Transactions          20

         13. Exhibits and Reports on Form 8-K                             23

Signatures                                                                24

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

In 1995 the Company acquired certain oil and gas wells located in Louisiana from Jade Petroleum, Inc.It also acquired oil and gas wells in West Virginia from 719 Corporation, HAH Petroleum, Inc. and Top Drilling Corporation. This business was resold to the sellers on August 13, 1996. (See item 6 hereunder.)


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

Phoenix had returned the stock of HWP, subject to the performance by Phoenix of certain guarantees relating to the obligations owed to Agriculture Production Credit Association ("AgPCA"). Hughes agreed to execute a liabilities undertaking whereby he agreed to assume and pay all obligations and indebtedness of HWP or HWI owing to AgPCA and Phoenix was to deliver the stock of WHP and HWI. This note, in original principal amount of $3,551,000.00 was dated September 10, 1993, signed by Hughes Wood Products (now Phoenix Resources Technologies, Inc. ), Hughes Wood Products, Inc. and Houston Woodtech, Inc. and was related to the business of Hughes Wood Products, Inc. and Houston Woodtech, Inc.

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

EMPLOYEES

Other than the Officers of the Company the Company had no other employees in 1996 and 1997.

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

The Registrant has no assets and no properties since March 1997.

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

During the years 1996, 1997 and 1998 Registrant paid the following salaries to its officers:

      Name                  1996             1997              1998
      ----                  ----             ----              ----
James R. Ray                $36,000          -0-               -0-

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT
                                            Number of
      Name                                 Shares owned                  Percent
      ----                                 ------------                  -------

M. D. Price, Jr., Escrow Agent
15945 Quality Trail North
Scandia, MN 55073                           15,000,000                   55.55%

George W. Smith                                  2,500                  .00009%

James E. Hughes, Sr.                           283,642                   .0105%

Hughes Wood Products, Inc.                      24,469(1)                 .009%

James R. Ray                                   454,610(2)

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


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Sale of Hughes Wood Products and Houston Woodtech, Inc., and settlement of suit involving James R. Hughes, Sr.

On January 22, 1996 James E. Hughes, Sr., Chairman of the Board of Directors and owner, directly or indirectly, of 308,111 shares of the Company's common stock, resigned as Chairman and as a Director. On January 31, 1996, the Company entered into a transaction with Mr. Hughes whereby the Company would acquire 56 producing oil and gas wells and sell to Mr. Hughes the Pole Mill located in Quincy, LA and the office building and airplane and office equipment associated therewith. The above transaction was never consummated by Hughes and consequently the Board of Directors authorized the filing of a lawsuit against Mr. Hughes, certain employees of Hughes and the Certified Public Accounting firm representing Hughes in the transaction. This matter was settled on August 12, 1996 with the Agreement that Phoenix would retain 46 of the producing wells, receive a promissory note from Mr. Hughes in the amount of $1,000,000.00, collateralized as agreed to by the parties, and would sell to Hughes the entire Wood Products division of the Company known as Hughes Wood Products, Inc. ("HWP") and Houston Woodtech, Inc. ("HWI"), a wholly owned subsidiary of HWP.

Phoenix had returned the stock of HWP, subject to the performance by Phoenix of certain guarantees relating to the obligations owed to Agriculture Production Credit Association ("AgPCA"). Hughes agreed to execute a liabilities undertaking whereby he agreed to assume and pay all obligations and indebtedness of HWP or HWI owing to AgPCA and Phoenix was to deliver the stock of WHP and HWI. This note, in original principal amount of $3,551,000.00 was dated September 10, 1993, signed by Hughes Wood Products (now Phoenix Resources Technologies, Inc. ), Hughes Wood Products, Inc. and Houston Woodtech, Inc. and was related to the business of Hughes Wood Products, Inc. and Houston Woodtech, Inc.

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

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  The  following  documents  are  filed  as  exhibits  to  this  Registration
Statement.

Page F-1 - Item 7; Financial Statements for the periods November 1, 1995 to October 31, 1997

Exhibit 10.1 - Item 1, (3); Agreement for Purchase and Sale of Stock between Phoenix and James E. Hughes, Sr., dated August 12, 1996. (*)

Exhibit 10.1 - (a) Security Agreement for Pledge of Instruments, dated August 12, 1996 between Phoenix and James E. Hughes, Sr. (*)

Exhibit 10.1 - (b) Non-Negotiable Promissory Note executed by James E. Hughes, Sr. for $1,000,000 in favor of Phoenix. (*)

Exhibit 10.2 - Item 1, (4); Exclusive License Agreement between J. J. Reidy & Co., Inc. and Phoenix, dated March 12, 1996.(*)

Exhibit  10.3 - Item 1, (5);  Agreement  to Convey  Oil and Gas Drill  Sites and
Turnkey Drilling Contract, dated July 24, 1996 between Phoenix and Erin Oil Exploration, Inc., and accompanying exhibits to Agreement. (*)

Exhibit 10.4 - Item 1, (6); Settlement Agreement and Mutual Release of All Claims between Phoenix and 710 Corporation, HAH Petroleum, Inc. and Top Drilling Corporation, dated August 13, 1996. (*)

Exhibit 10.5 - Item 1, (10); Purchase and Subscription Agreement between Phoenix and Rocky Mountain Crystal Water, Inc., dated January 31, 1997.

Exhibit 10.6 - Item 1, (11); Agreement for Purchase and Sale of Assets between Phoenix and MVP Holdings, Inc., dated March 10, 1997.

Exhibit 10.7 - Item 1, (13); Agreement between Phoenix and Rocky Mountain Crystal Water, Inc., dated September 20, 1997.

 (b)      Reports on Form 8-K:  None


(*) These Exhibits were filed with the year ending October 31, 1996 Form 10-KSB

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PHONEIX RESOURCES TECHNOLOGIES, INC.

         By /s/ William C. Nichols                           Date: July 9, 1998
            ------------------------
                William C. Nichols
                Its President

         By /s/ Paula Nichols                                Date: July 9, 1998
            --------------------------------
                Paula Nichols
                Member of the Board of Directors

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