Form 10QSB
period 1997-01-31
PHOENIX RESOURCES TECHNOLOGIES INC
filed 1999-07-02
CIK 808575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
   XX             QUARTERLY REPORT  UNDER SECTION  13 OR 15(d) OF THE SECURITIES
----------        EXCHANGE ACT OF 1934

                           For the quarterly period ended January 31, 1997

----------        TRANSITION REPORT  UNDER  SECTION  13 OR 15(d) OF THE EXCHANGE
                  ACT OF 1934

                           For the transition period from _________ to _________

--------------------------------------------------------------------------------


                        Commission File Number: 000-19708
                                                ---------

                      PHOENIX RESOURCES TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                            84-1034982
  ------------------------                           ------------------------
  (State of incorporation)                           (IRS Employer ID Number)

                    5565 Shady Lane Circle, Brainard MN 56401
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (218) 828-0415
                                 --------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES     NO  X
                                                               ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: June 30, 1999: 27,000,000

Transitional Small Business Disclosure Format (check one): YES     NO  X
                                                               ---    ---

                      PHOENIX RESOURCES TECHNOLOGIES, INC.

               Form 10-QSB for the Quarter ended January 31, 1997

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         12


Part II - Other Information

  Item 1   Legal Proceedings                                                 13

  Item 2   Changes in Securities                                             13

  Item 3   Defaults Upon Senior Securities                                   13

  Item 4   Submission of Matters to a Vote of Security Holders               13

  Item 5   Other Information                                                 13

  Item 6   Exhibits and Reports on Form 8-K                                  13


Signatures                                                                   13



Part 1 - Item 1 - Financial Statements

                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                            January 31, 1997 and 1996

                                   (Unaudited)
                                   -----------

                                                             1997              1996
                                                         -----------       -----------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                              $         -       $    20,949
   Current assets of discontinued operations                       -         3,888,127
                                                         -----------       -----------
      Total current assets                                         -         3,909,076
                                                         -----------       -----------

Other Assets
   Marketable securities                                  10,269,365                 -
   Other assets of discontinued operations                         -        23,968,763
                                                         -----------       -----------
      Total other assets                                  10,269,365        23,968,763
                                                         -----------       -----------

Total Assets                                             $10,269,365       $27,877,839
                                                         ===========       ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Judgment payable                                      $         -       $         -
   Current liabilities of discontinued operations                  -         8,987,587
                                                         -----------       -----------
      Total current liabilities                                    -         8,987,587
                                                         -----------       -----------

Long-term Liabilities
   Long-term liabilities of discontinued operations                -         1,276,883
                                                         -----------       -----------

      Total Liabilities                                            -        10,264,470
                                                         -----------       -----------

Commitments and Contingencies

Shareholders' Equity Preferred Stock - $0.001 par value
         Series A                                                200               200
         Series B                                                  -             1,000
         Series C                                                  -             1,000
   Common stock - $0.001 par value.                           11,050             7,780
   Additional paid-in capital                             12,993,151        20,381,951
   Accumulated deficit                                    (2,001,636)       (2,045,162)
                                                         -----------       -----------
                                                          11,002,765        18,346,769
   Treasury stock - at cost (560,000 shares)                (733,400)       (733,400)
                                                         -----------       -----------

      Total shareholders' equity                          10,269,365        17,613,369
                                                         -----------       -----------

Total Liabilities and Shareholders' Equity               $10,269,365       $27,877,839
                                                         ===========       ===========



The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               3



                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                  Three months ended January 31, 1997 and 1996

                                   (Unaudited)
                                   -----------

                                                           1997            1996
                                                      ------------    ------------
Revenues                                              $         --    $         --
                                                      ------------    ------------

Operating expenses
   General and administrative expenses                      88,205              --
                                                      ------------    ------------
      Total operating expenses                              88,205              --
                                                      ------------    ------------

Loss from continuing operations before income taxes        (88,205)             --

Income tax expense                                              --              --
                                                      ------------    ------------

Loss from continuing operations                            (88,205)             --

Discontinued Operations, net of income taxes
   Income (loss) from discontinued operations,
      net of income taxes of $-0-                           10,079        (384,995)
                                                      ------------    ------------

Net Loss                                              $    (78,126)   $   (384,995)
                                                      ============    ============

Loss per share of common stock outstanding,
   computed on net loss - basic and fully diluted
      From continuing operations                      $      (0.01)   $         --
      From discontinued operations                              --           (0.07)
                                                      ------------    ------------
         Total loss per share                         $      (0.01)   $      (0.07)
                                                      ============    ============

Weighted-average number of shares outstanding           11,049,888       5,400,051
                                                      ============    ============




The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               4



                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                  Three months ended January 31, 1997 and 1996

                                   (Unaudited)
                                   -----------

                                                                               1997            1996
                                                                          ------------    ------------
Cash Flows from Operating Activities
   Net loss                                                               $    (78,126)   $   (384,995)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Common stock issued for consulting fees                                    --          60,000
         Increase (decrease) in
            Current assets of discontinued operations                               --       3,243,925
            Current liabilities of discontinued operations                      40,626      (3,235,623)
                                                                          ------------    ------------
      Net cash provided by operating activities                                (37,500)       (316,993)
                                                                          ------------    ------------

Cash Flows from Investing Activities                                                --              --
                                                                          ------------    ------------

Cash Flows from Financing Activities
   Net change in Long-term liabilities of discontinued operations                   --         295,987
                                                                          ------------    ------------

Increase in Cash and Cash Equivalents                                          (37,500)        (20,706)

Cash and cash equivalents at beginning of period                                37,500          41,655
                                                                          ------------    ------------

Cash and cash equivalents at end of period                                $        --     $     20,949
                                                                          ============    ============


Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                                        $         --    $         --
                                                                          ============    ============
   Income taxes paid (refunded)                                           $         --    $         --
                                                                          ============    ============


Supplemental Disclosures of Non-Cash Investing and Financing Activities
   Exchange of assets and liabilities of discontinued operations
      for marketable securities                                           $ 10,269,365    $         --
                                                                          ============    ============
   Acquisition of capital assets with issuance of common stock            $         --    $  1,314,530
                                                                          ============    ============
   Retirement of debt payable to an officer
      with issuance of common stock                                       $         --    $    225,000
                                                                          ============    ============


The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               5

                      PHOENIX RESOURCES TECHNOLOGIES, INC.

                          Notes to Financial Statements


Note 1 - Basis of Presentation

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

                      PHOENIX RESOURCES TECHNOLOGIES, INC.

Note 1 - Basis of Presentation - continued

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

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB filed with the U. S. Securities and Exchange Commission. The information presented herein does not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending October 31, 1997.

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

                      PHOENIX RESOURCES TECHNOLOGIES, INC.

Note 2 - Summary of Significant Accounting Policies

1. Cash and cash equivalents
   -------------------------

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

2. Income taxes
   ------------

      The Company utilizes the asset and liability method of accounting for income taxes. At January 31, 1997 and 1996, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily the allowance for doubtful accounts, accumulated depreciation and certain liability items. A 100% valuation allowance was provided against deferred tax assets, where applicable.

      Due to the liquidation and/or disposition of all of the Company's assets, liabilities and operations as of January 31, 1997, the Company will have no available net operating loss carryforwards available for use in future years.

3. Earnings (loss) per share
   -------------------------

      Earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of shares issued and outstanding during the reporting period. As of January 31, 1997 and 1996, the Company had no warrants, options or other equity issues which might be considered dilutive in nature to the weighted-average number of shares outstanding calculation.

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



                      PHOENIX RESOURCES TECHNOLOGIES, INC.

                    Notes to Financial Statements - Continued


Note C - Discontinued Operations - continued

Summarized results of operations for Hughes Wood Products, Inc. for Fiscal 1997 and 1996 are as follows:

                                                                                      1997         1996
                                                                                   ----------   ----------
         Net sales                                                                 $       --   $  753,668
                                                                                   ==========   ==========
         Operating income                                                          $       --   $  144,276
                                                                                   ==========   ==========
         Income upon disposition of discontinued operations                        $       --   $  618,186
                                                                                   ==========   ==========

Summarized results of operations for all oil & gas operations for Fiscal 1997 and 1996 are as follows:

                                                                                      1997         1996
                                                                                   ----------   ----------
         Net sales                                                                 $  103,825   $1,047,000
                                                                                   ==========   ==========
         Operating income                                                          $   29,566   $  131,066
                                                                                   ==========   ==========
         Income upon disposition of discontinued operations                        $       --   $1,504,586
                                                                                   ==========   ==========



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

                      PHOENIX RESOURCES TECHNOLOGIES, INC.

Note D - Common Stock Transactions - Continued

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


Note E - Distributions

In March 1997, effective January 31, 1997, the Company exchanged all of its assets to an unrelated entity in exchange for 4,000,000 shares of the acquiring company's common stock and the assumption of all known and unknown liabilities. The street value of the stock issued to the Company was approximately $3.50 per share at closing. This transaction was valued by the Company at approximately $10,300,000, which approximates the net book value of the assets transferred less the value of the liabilities assumed. In October 1997, the Company distributed 100.0% of its holdings in MVP Holdings, Inc. to its shareholders as a property distribution.


Note F - Litigation

The Company was a co-maker on a loan payable to Agriculture Production Credit Association (AG-PCA) along with its former subsidiary, Hughes Wood Products, Inc. and Houston Woodtech, Inc. On March 17, 1997, AG-PCA foreclosed on the underlying assets collateralizing the loan and was subsequently granted an approximate $3,236,048 judgment collectively against the Company, Hughes Wood Products, Inc. and Houston Woodtech, Inc.

On August 21, 1998, AG-PCA filed litigation titled "Petition to Enforce Final Judgment" for collection of an unsatisfied balance of approximately $1,092,100, as of May 6, 1998, in Texas District Court against 17 named co-defendants, including the Company and its former officers. The litigation alleges various actions on behalf of the Company, its former officers, including Racketeering, Influence and Corrupt Organization (RICO) statute violations. The Company continues to rely upon the indemnification discussed in the following paragraph.

In the March 1997 sale of the Company's assets to and assumption of liabilities by MVP Holdings, Inc., the Company was specifically indemnified in the sale document as follows: "The Purchaser [MVP] will guarantee seller [Company] that all debts of any kind including but not limited to amounts owed to the United States Treasury Department, the State of Texas, Agricultural Production Credit Association and or Community Bank, N. A., incurred or owed by the Phoenix Resources Technologies, Inc. as of the closing date except the specific debts to be retained by Seller under this agreement will be paid on a timely basis." Accordingly, the Company is vigorously pursuing all avenues available to it in order to cancel this judgment and related litigation and anticipates no material financial impact as a result of this action.

                      PHOENIX RESOURCES TECHNOLOGIES, INC.

Note F - Litigation - continued

On March 20, 1997, the Company was named as the Garnishee in the settlement of a judgment rendered against Mr. James R. Ray, the Company's former president and chief executive officer. The garnishment placed against the Company by the Superior Court of the State of Arizona, Maricopa County, was in the amount of $266,205.91, plus interest at 10.0% per annum until paid in full. The Company has accrued this garnishment as a current liability and has accrued the requisite interest on the unpaid balance through October 31, 1997 in the accompanying financial statements, as appropriate.




                (Remainder of this page left blank intentionally)

Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS


(1)    Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.


(2)    Results of Operations, Liquidity and Capital Resources

As of the date of this filing, the Company has no operations, assets or liabilities. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

The Company is currently seeking a suitable merger or acquisition candidate.


(3)    Year 2000 Considerations

The Year 2000 (Y2K) date change is believed to affect virtually all computers and organizations. The Company has undertaken a comprehensive review of its information systems, including personal computers, software and peripheral devices, and its general communications systems. The Company has no direct electronic links with any customer or supplier. In addition, the Company has held discussions with certain of its software suppliers with respect to the Y2K date change. The Company has completed its detailed review, as a preliminary assessment and the Company believes, as of the date of this filing, that it will not be required to modify or replace significant portions of its computer hardware or software and any such modifications or replacements are, or will be, readily available. The Company has no known direct Y2K exposures and anticipates that any costs associated with the Y2K date change compliance to have a material effect on its financial position or its results of operations. There can be no assurance until January 1, 2000, however, that all of the Company's systems, and the systems of its suppliers, shippers, customers or other external business partners will function adequately.





                (Remainder of this page left blank intentionally)

Part II - Other Information

 Item 1 - Legal Proceedings

        None

 Item 2 - Changes in Securities

        None

 Item 3 - Defaults on Senior Securities

        None

 Item 4 - Submission of Matters to a Vote of Security Holders

        The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

 Item 5 - Other Information

        None

 Item 6 - Exhibits and Reports on Form 8-K

        None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PHOENIX RESOURCES TECHNOLOGIES, INC.


June    30   , 1999                                 /s/ William C. Nichols
     --------                             --------------------------------------
                                                        William C. Nichols
                                                        President and Director