Form 10QSB
period 1997-04-30
PHOENIX RESOURCES TECHNOLOGIES INC
filed 1999-07-02
CIK 808575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX            QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----------        EXCHANGE ACT OF 1934

                           For the quarterly period ended April 30, 1997

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

                      PHOENIX RESOURCES TECHNOLOGIES, INC.

                Form 10-QSB for the Quarter ended April 30, 1997

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



Part 1 - Item 1 - Financial Statements

                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                             April 30, 1997 and 1996

                                   (Unaudited)
                                   -----------

                                                                  1997            1996
                                                             ------------    ------------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                  $         --    $     55,354
   Current assets of discontinued operations                           --       5,437,351
                                                             ------------    ------------
      Total current assets                                             --       5,492,705
                                                             ------------    ------------

Other Assets
   Other assets of discontinued operations                             --      24,320,155
                                                             ------------    ------------
      Total other assets                                               --      24,320,155
                                                             ------------    ------------

Total Assets                                                 $         --    $ 29,812,860
                                                             ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
                                                                             ------------
Current Liabilities
   Judgment payable                                          $         --    $         --
   Current liabilities of discontinued operations                      --      10,623,719
                                                             ------------    ------------
      Total current liabilities                                        --      10,623,719
                                                             ------------    ------------

Long-term Liabilities
   Long-term liabilities of discontinued operations                    --       1,376,880
                                                             ------------    ------------

      Total Liabilities                                                --      12,000,599
                                                             ------------    ------------

Commitments and Contingencies

Shareholders' Equity Preferred Stock - $0.001 par value
         Series A                                                     200             200
         Series B                                                      --           1,000
         Series C                                                      --           1,000
   Common stock - $0.001 par value                                 12,000           7,780
   Additional paid-in capital                                  13,087,212      20,381,951
   Accumulated deficit                                        (12,366,012)     (1,846,270)
                                                             ------------    ------------
                                                                  733,400      18,545,661
   Treasury stock - at cost (560,000 shares)                     (733,400)       (733,400)
                                                             ------------    ------------

      Total shareholders' equity                                       --      17,812,261
                                                             ------------    ------------

Total Liabilities and Shareholders' Equity                   $         --    $ 29,812,860
                                                             ============    ============



The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               3



                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
               Six and Three months ended April 30, 1997 and 1996

                                   (Unaudited)
                                   -----------

                                           Six months     Six months    Three months    Three months
                                             ended          ended           ended           ended
                                           April 30,      April 30,       April 30,       April 30,
                                             1997            1996            1997            1996
                                        ------------    ------------    ------------    ------------
Revenues                                $         --    $         --    $         --    $         --
                                        ------------    ------------    ------------    ------------

Expenses
   General and administrative                202,703              --         114,498              --
                                        ------------    ------------    ------------    ------------
      Total expenses                         202,703              --         114,498              --
                                        ------------    ------------    ------------    ------------

Loss from continuing operations
   before income taxes                      (202,703)             --        (114,498)             --

Income tax expense                                --              --              --              --
                                        ------------    ------------    ------------    ------------

Loss from continuing operations             (202,703)             --        (114,498)             --

Discontinued Operations,
   net of income taxes
   Income (loss) from discontinued
      operations, net of income taxes
      of $-0-, $32,000, $-0-, and
      $103,545, respectively                  29,566        (186,103)         19,487         201,889
                                        ------------    ------------    ------------    ------------

Net Loss                                $   (173,137)   $   (186,103)   $    (95,011)   $    201,889
                                        ============    ============    ============    ============

Loss per share of common stock
   outstanding, computed on net loss
   - basic and fully diluted
      From continuing operations        $      (0.02)   $         --    $      (0.01)   $         --
      From discontinued operations                --            0.03              --            0.02
                                        ------------    ------------    ------------    ------------
         Total loss per share           $      (0.02)   $       0.03    $      (0.01)   $       0.02
                                        ============    ============    ============    ============

Weighted-average number of
   shares outstanding                     11,070,882       7,067,278      11,092,585       8,771,555
                                        ============    ============    ============    ============




The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               4



                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                    Six months ended April 30, 1997 and 1996

                                   (Unaudited)
                                   -----------

                                                                                1997            1996
                                                                           ------------    ------------
Cash Flows from Operating Activities
   Net loss                                                                $   (173,137)   $   (186,103)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Common stock issued for consulting fees                                 95,011          60,000
         Increase (decrease) in
            Current assets of discontinued operations                                --       1,694,701
            Other assets of discontinued operations                                  --      (3,587,015)
            Current liabilities of discontinued operations                       40,626       1,932,119
                                                                           ------------    ------------
      Net cash provided by operating activities                                 (37,500)        (86,298)
                                                                           ------------    ------------

Cash Flows from Investing Activities                                                 --              --
                                                                           ------------    ------------

Cash Flows from Financing Activities
   Net change in Long-term liabilities of discontinued operations                    --          99,997
                                                                           ------------    ------------

Increase in Cash and Cash Equivalents                                           (37,500)         13,699

Cash and cash equivalents at beginning of period                                 37,500          41,655
                                                                           ------------    ------------

Cash and cash equivalents at end of period                                 $         --    $     55,354
                                                                           ============    ============


Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                                         $         --    $         --
                                                                           ============    ============
   Income taxes paid (refunded)                                            $         --    $         --
                                                                           ============    ============


Supplemental Disclosures of Non-Cash Investing and Financing Activities
   Exchange of assets and liabilities of discontinued operations
      for marketable securities subsequently distributed to shareholders   $ 10,269,365    $         --
                                                                           ============    ============
   Acquisition of capital assets with issuance of common stock             $         --    $  1,314,530
                                                                           ============    ============
   Retirement of debt payable to an officer
      with issuance of common stock                                        $         --    $    225,000
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

                      PHOENIX RESOURCES TECHNOLOGIES, INC.

Note 1 - Basis of Presentation - continued

In January 1997, the Company exchanged 6,000,000 shares of Class "B" Preferred Stock for 6,000,000 shares of common stock of Rocky Mountain Crystal Water, Inc. Rocky Mountain Crystal Water, Inc. owned the rights to produce water from the aquifer located in Ten Sleep, Wyoming. Various disputes arose between the selling parties and the Company and this transaction was rescinded in September 1997. Due to the nature and timing of the disputes, the Company experienced no financial impact from this transaction between January and September 1997.

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

2. Income taxes
   ------------

      The Company utilizes the asset and liability method of accounting for income taxes. At April 30, 1997 and 1996, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily the allowance for doubtful accounts, accumulated depreciation and certain liability items. A 100% valuation allowance was provided against deferred tax assets, where applicable.

      Due to the liquidation and/or disposition of all of the Company's assets, liabilities and operations as of January 31, 1997, the Company will have no available net operating loss carryforwards available for use in future years.

3. Earnings (loss) per share
   -------------------------

      Earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of shares issued and outstanding during the reporting period. As of April 30, 1997 and 1996, the Company had no warrants, options or other equity issues which might be considered dilutive in nature to the weighted-average number of shares outstanding calculation.

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

                                            PHOENIX RESOURCES TECHNOLOGIES, INC.


June    30   , 1999                                   /s/ William C. Nichols
     --------                               ------------------------------------
                                                          William C. Nichols
                                                          President and Director