Form 10QSB
period 1997-07-31
PHOENIX RESOURCES TECHNOLOGIES INC
filed 1999-07-02
CIK 808575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX            QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----------        EXCHANGE ACT OF 1934

                           For the quarterly period ended July 31, 1997

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

                      PHOENIX RESOURCES TECHNOLOGIES, INC.

                 Form 10-QSB for the Quarter ended July 31, 1997

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



Part 1 - Item 1 - Financial Statements

                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                             July 31, 1997 and 1996

                                   (Unaudited)
                                   -----------

                                                                                   1997            1996
                                                                              ------------    ------------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                                   $         --    $    281,312
   Current assets of discontinued operations                                            --       2,074,347
                                                                              ------------    ------------
      Total current assets                                                              --       2,355,659
                                                                              ------------    ------------

Other Assets
   Other assets of discontinued operations                                              --      18,762,600
                                                                              ------------    ------------
      Total other assets                                                                --      18,762,600
                                                                              ------------    ------------

Total Assets                                                                  $         --    $ 21,118,259
                                                                              ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Judgment payable                                                           $         --    $         --
   Current liabilities of discontinued operations                                       --         803,606
                                                                              ------------    ------------
      Total current liabilities                                                         --         803,606
                                                                              ------------    ------------

Commitments and Contingencies

Shareholders' Equity Preferred Stock - $0.001 par value
         Series A                                                                      200             200
         Series B                                                                       --           1,000
         Series C                                                                       --           1,000
   Common stock - $0.001 par value                                                  12,000           9,174
   Additional paid-in capital                                                   13,087,212      21,728,585
   Accumulated deficit                                                         (12,366,012)       (691,906)
                                                                              ------------    ------------
                                                                                   733,400      21,048,053
   Treasury stock - at cost (560,000 shares)                                      (733,400)       (733,400)
                                                                              ------------    ------------

      Total shareholders' equity                                                        --      20,314,653
                                                                              ------------    ------------

Total Liabilities and Shareholders' Equity                                    $         --    $ 21,118,259
                                                                              ============    ============



The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               3



                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
               Nine and Three months ended July 31, 1997 and 1996

                                   (Unaudited)
                                   -----------


                                         Nine months     Nine months   Three months    Three months
                                            ended           ended         ended           ended
                                           July 31,        July 31,      July 31,        July 31,
                                            1997            1996           1997            1996
                                        ------------    ------------   ------------    ------------

Revenues                                $         --    $         --   $         --   $          --
                                        ------------    ------------   ------------    ------------

Expenses
   General and administrative                202,703              --             --              --
                                        ------------    ------------   ------------    ------------
      Total expenses                         202,703              --             --              --
                                        ------------    ------------   ------------    ------------

Loss from continuing operations
   before income taxes                      (202,703)             --             --              --

Income tax expense                                --              --             --              --
                                        ------------    ------------   ------------    ------------

Loss from continuing operations             (202,703)             --             --              --

Discontinued Operations,
   net of income taxes
   Income (loss) from discontinued
      operations, net of income taxes
      of $-0-, $190,000, $-0-, and
      $120,545, respectively                  29,566         968,261             --       1,154,364
                                        ------------    ------------   ------------    ------------

Net Loss                                $   (173,137)   $    968,261   $         --    $  1,154,364
                                        ============    ============   ============    ============

Loss per share of common stock
   outstanding, computed on net loss
   - basic and fully diluted
      From continuing operations        $      (0.02)   $         --   $         --    $         --
      From discontinued operations                --            0.12             --            0.12
                                        ------------    ------------   ------------    ------------
         Total loss per share           $      (0.02)   $       0.12   $         --    $       0.12
                                        ============    ============   ============    ============

Weighted-average number of
   shares outstanding                     11,370,803       7,868,884     11,960,865       9,454,671
                                        ============    ============   ============    ============




The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               4



                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                    Nine months ended July 31, 1997 and 1996

                                   (Unaudited)
                                   -----------

                                                                                1997            1996
                                                                           ------------    ------------
Cash Flows from Operating Activities
   Net loss                                                                $   (173,137)   $    968,261
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Gain on disposition of assets                                               --      (1,000,000)
         Common stock issued for consulting fees                                 95,011         387,000
         Increase (decrease) in
            Current assets of discontinued operations                                --       6,557,705
            Other assets of discontinued operations                                  --       2,256,010
            Current liabilities of discontinued operations                       40,626      (7,887,994)
                                                                           ------------    ------------
      Net cash provided by operating activities                                 (37,500)      1,280,982
                                                                           ------------    ------------

Cash Flows from Investing Activities                                                 --              --
                                                                           ------------    ------------

Cash Flows from Financing Activities
   Net change in Long-term liabilities of discontinued operations                    --      (1,041,325)
                                                                           ------------    ------------

Increase in Cash and Cash Equivalents                                           (37,500)        239,657

Cash and cash equivalents at beginning of period                                 37,500          41,655
                                                                           ------------    ------------

Cash and cash equivalents at end of period                                 $         --    $    281,312
                                                                           ============    ============


Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                                         $         --    $         --
                                                                           ============    ============
   Income taxes paid (refunded)                                            $         --    $         --
                                                                           ============    ============


Supplemental Disclosures of Non-Cash Investing and Financing Activities
   Exchange of assets and liabilities of discontinued operations
      for marketable securities subsequently distributed to shareholders   $ 10,269,365    $         --
                                                                           ============    ============
   Sale of assets to officer/shareholder for note receivable               $         --    $  1,500,000
                                                                           ============    ============
   Acquisition of capital assets with issuance of common stock             $         --    $  1,600,000
                                                                           ============    ============
   Retirement of debt payable to an officer
      with issuance of common stock                                        $         --    $    225,000
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

2. Income taxes
   ------------

      The Company utilizes the asset and liability method of accounting for income taxes. At July 30, 1997 and 1996, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily the allowance for doubtful accounts, accumulated depreciation and certain liability items. A 100% valuation allowance was provided against deferred tax assets, where applicable.

      Due to the liquidation and/or disposition of all of the Company's assets, liabilities and operations as of January 31, 1997, the Company will have no available net operating loss carryforwards available for use in future years.

3. Earnings (loss) per share
   -------------------------

      Earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of shares issued and outstanding during the reporting period. As of July 31, 1997 and 1996, the Company had no warrants, options or other equity issues which might be considered dilutive in nature to the weighted-average number of shares outstanding calculation.

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



                      PHOENIX RESOURCES TECHNOLOGIES, INC.

                    Notes to Financial Statements - Continued


Note C - Discontinued Operations - continued

Summarized results of operations for Hughes Wood Products, Inc. for Fiscal 1997 and 1996 are as follows:

                                                                                       1997         1996
                                                                                   -----------   ----------
         Net sales                                                                 $        --   $  753,668
                                                                                   ===========   ==========
         Operating income                                                          $        --   $  144,276
                                                                                   ===========   ==========
         Income upon disposition of discontinued operations                        $        --   $  618,186
                                                                                   ===========   ==========

Summarized results of operations for all oil & gas operations for Fiscal 1997 and 1996 are as follows:

                                                                                       1997         1996
                                                                                   -----------   ----------
         Net sales                                                                 $   103,825   $1,047,000
                                                                                   ===========   ==========
         Operating income                                                          $    29,566   $  131,066
                                                                                   ===========   ==========
         Income upon disposition of discontinued operations                        $        --   $1,504,586
                                                                                   ===========   ==========



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