Form 10QSB
period 1998-04-30
PHOENIX RESOURCES TECHNOLOGIES INC
filed 1999-07-02
CIK 808575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
   XX      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------  ACT OF 1934


                  For the quarterly period ended April 30, 1998

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

                      PHOENIX RESOURCES TECHNOLOGIES, INC.

                Form 10-QSB for the Quarter ended April 30, 1998

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




Part 1 - Item 1 - Financial Statements

                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                             April 30, 1998 and 1997

                                   (Unaudited)
                                   -----------
                                                                  1998           1997
                                                             ------------    ------------

                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                  $       --      $       --
                                                             ------------    ------------

Total Assets                                                 $       --      $       --
                                                             ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                             ------------
Current Liabilities
   Judgment payable                                          $    280,001    $       --
                                                             ------------    ------------
      Total current liabilities                                   280,001            --
                                                             ------------    ------------

Commitments and Contingencies

Shareholders' Equity Preferred Stock - $0.001 par value
         Series A                                                     200             200
   Common stock - $0.001 par value                                 27,000          12,000
   Additional paid-in capital                                  13,312,212      13,087,212
   Accumulated deficit                                        (12,646,013)    (12,366,012)
                                                             ------------    ------------
                                                                  693,399         733,400
   Stock subscription receivable                                 (240,000)           --
   Treasury stock - at cost (560,000 shares)                     (733,400)       (733,400)
                                                             ------------    ------------

      Total shareholders' equity                                 (280,001)           --
                                                             ------------    ------------

Total Liabilities and Shareholders' Equity                   $       --      $       --
                                                             ============    ============



The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               3



                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
               Six and Three months ended April 30, 1998 and 1997

                                   (Unaudited)
                                   -----------


                                         Six months       Six months     Three months   Three months
                                           ended            ended          ended          ended
                                         April 30,        April 30,        April 30,      April 30,
                                           1998             1997             1998           1997
                                        ------------    ------------    ------------    ------------


Revenues                                $       --      $       --      $       --      $       --
                                        ------------    ------------    ------------    ------------

Expenses
   General and administrative                   --           202,703            --           114,498
                                        ------------    ------------    ------------    ------------
      Total expenses                            --           202,703            --           114,498
                                        ------------    ------------    ------------    ------------

Loss from continuing operations
   before income taxes and other
   income (expenses)                            --          (202,703)           --          (114,498)

Other income (expenses)
   Interest on judgment payable              (13,310)           --            (6,655)           --
                                        ------------    ------------    ------------    ------------

Loss from continuing operations
   before income taxes                       (13,310)       (202,703)         (6,655)       (114,468)

Income tax expense                              --              --              --              --
                                        ------------    ------------    ------------    ------------

Loss from continuing operations              (13,310)       (202,703)         (6,655)       (114,498)

Discontinued Operations,
   net of income taxes
   Income (loss) from discontinued
      operations, net of income taxes
      of $-0-, $-0-, $-0-, and
      $-0-, respectively                        --            29,566            --            19,487
                                        ------------    ------------    ------------    ------------

Net Loss                                $    (13,310)   $   (173,137)   $     (6,655)   $    (95,011)
                                        ============    ============    ============    ============

Loss per share of common stock
   outstanding, computed on net loss
   - basic and fully diluted
      From continuing operations                 nil          $(0.02)            nil    $      (0.01)
      From discontinued operations               --              --              --              --
                                                ----           -----            ----    ------------
         Total loss per share                    nil          $(0.02)            nil    $      (0.01)
                                                ====           =====            ====    ============

Weighted-average number of
   shares outstanding                     27,000,000      11,070,882      27,000,000      11,092,585
                                        ============    ============    ============    ============




The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               4




                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                    Six months ended April 30, 1998 and 1997

                                   (Unaudited)

                                                                                1998          1997
                                                                           ------------   ------------

Cash Flows from Operating Activities
   Net loss                                                                $    (13,310)  $   (173,137)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Increase (decrease) in
            Judgment payable                                                     13,310           --
            Current liabilities of discontinued operations                         --           40,626
                                                                           ------------   ------------
      Net cash provided by operating activities                                    --          (37,500)
                                                                           ------------   ------------

Cash Flows from Investing Activities                                               --             --
                                                                           ------------   ------------

Cash Flows from Financing Activities                                               --             --
                                                                           ------------   ------------

Increase in Cash and Cash Equivalents                                              --          (37,500)

Cash and cash equivalents at beginning of period                                   --           37,500
                                                                           ------------   ------------

Cash and cash equivalents at end of period                                 $       --     $       --
                                                                           ============   ============


Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                                         $       --     $       --
                                                                           ============   ============
   Income taxes paid (refunded)                                            $       --     $       --
                                                                           ============   ============


Supplemental Disclosures of Non-Cash Investing and Financing Activities
   Exchange of assets and liabilities of discontinued operations
      for marketable securities subsequently distributed to shareholders   $       --     $ 10,269,365
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

2. Income taxes
   ------------

      The Company utilizes the asset and liability method of accounting for income taxes. At April 30, 1998 and 1997, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily the allowance for doubtful accounts, accumulated depreciation and certain liability items. A 100% valuation allowance was provided against deferred tax assets, where applicable.

      Due to the liquidation and/or disposition of all of the Company's assets, liabilities and operations as of January 31, 1997, the Company will have no available net operating loss carryforwards available for use in future years.

3. Earnings (loss) per share
   -------------------------

      Earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of shares issued and outstanding during the reporting period. As of April 30, 1998 and 1997, the Company had no warrants, options or other equity issues which might be considered dilutive in nature to the weighted-average number of shares outstanding calculation.

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

On August 21, 1998, AG-PCA filed litigation titled "Petition to Enforce Final Judgment" for collection of an unsatisfied balance of approximately $1,092,100, as of May 6, 1998, in Texas District Court against 17 named co- defendants, including the Company and its former officers. The litigation alleges various actions on behalf of the Company, its former officers, including Racketeering, Influence and Corrupt Organization (RICO) statute violations. The Company continues to vigorously rely upon the indemnification discussed in the following paragraph.

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

                      PHOENIX RESOURCES TECHNOLOGIES, INC.

Note F - Litigation - continued

On March 20, 1997, the Company was named as the Garnishee in the settlement of a judgment rendered against Mr. James R. Ray, the Company's former president and chief executive officer. The garnishment placed against the Company by the Superior Court of the State of Arizona, Maricopa County, was in the amount of $266,205.91, plus interest at 10.0% per annum until paid in full. The Company has accrued this garnishment as a current liability and has accrued the requisite interest on the unpaid balance through April 309, 1998 in the accompanying financial statements, as appropriate.




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

                                            PHOENIX RESOURCES TECHNOLOGIES, INC.


June 30, 1999                                             /s/ William C. Nichols
                                           -------------------------------------
                                                              William C. Nichols
                                                          President and Director