Form 10QSB
period 1998-07-31
PHOENIX RESOURCES TECHNOLOGIES INC
filed 1999-07-02
CIK 808575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---------  ACT OF 1934


                  For the quarterly period ended July 31, 1998

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

                      PHOENIX RESOURCES TECHNOLOGIES, INC.

                 Form 10-QSB for the Quarter ended July 31, 1998

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




Part 1 - Item 1 - Financial Statements

                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                             July 31, 1998 and 1997

                                   (Unaudited)
                                   -----------
                                                                          1998            1997
                                                                      ------------    ------------

                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                           $       --      $       --
                                                                      ------------    ------------
      Total current assets                                                    --              --
                                                                      ------------    ------------

Total Assets                                                          $       --      $       --
                                                                      ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Judgment payable                                                   $    286,656    $       --
                                                                      ------------    ------------
      Total current liabilities                                            286,656            --
                                                                      ------------    ------------

Commitments and Contingencies

Shareholders' Equity Preferred Stock - $0.001 par value
         Series A                                                              200             200
   Common stock - $0.001 par value                                          27,000          12,000
   Additional paid-in capital                                           13,312,212      13,087,212
   Accumulated deficit                                                 (12,652,668)    (12,366,012)
                                                                      ------------    ------------
                                                                           733,400         733,400
   Stock subscription receivable                                          (240,000)           --
   Treasury stock - at cost (560,000 shares)                              (733,400)       (733,400)
                                                                      ------------    ------------

      Total shareholders' equity                                          (286,656)           --
                                                                      ------------    ------------

Total Liabilities and Shareholders' Equity                            $       --      $       --
                                                                      ============    ============



The financial information presented herein has been prepared by management without audit by independent certified public accountants.



                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
               Nine and Three months ended July 31, 1998 and 1997

                                   (Unaudited)
                                   -----------


                                        Nine months     Nine months     Three month     Three months
                                           ended           ended           ended           ended
                                          July 31,        July 31,        July 31,        July 31,
                                           1998            1997             1998            1997
                                        ------------    ------------    ------------    ------------


Revenues                                $       --      $       --      $       --      $       --
                                        ------------    ------------    ------------    ------------

Expenses
   General and administrative                   --           202,703            --              --
                                        ------------    ------------    ------------    ------------
      Total expenses                            --           202,703            --              --
                                        ------------    ------------    ------------    ------------

Loss from continuing operations
   before other income and
   income taxes                                 --          (202,703)           --              --

Other income (expense)
   Interest on judgment payable               19,965            --             6,655            --
                                        ------------    ------------    ------------    ------------

Loss from continuing operations
   before income taxes                       (19,965)       (202,703)         (6,655)           --

Income tax expense                              --              --              --              --
                                        ------------    ------------    ------------    ------------

Loss from continuing operations              (19,965)       (202,703)         (6,655)           --

Discontinued Operations,
   net of income taxes
   Income (loss) from discontinued
      operations, net of income taxes
      of $-0-, $-0-, $-0-, and $-0-,
      respectively                              --            29,566            --              --
                                        ------------    ------------    ------------    ------------

Net Loss                                $    (19,965)   $   (173,137)   $     (6,655)   $       --
                                        ============    ============    ============    ============

Loss per share of common stock
   outstanding, computed on net loss
   - basic and fully diluted
      From continuing operations                 nil          $(0.02)            nil             nil
      From discontinued operations               --              --              --              --
                                                ----           -----            ----            ----
         Total loss per share                    nil          $(0.02)            nil             nil
                                                ====           =====            ====            ====

Weighted-average number of
   shares outstanding                     27,000,000      11,370,803      27,000,000      11,960,865
                                        ============    ============    ============    ============




The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               4



                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                    Nine months ended July 31, 1998 and 1997

                                   (Unaudited)
                                   -----------

                                                                               1998           1997
                                                                           ------------   ------------

Cash Flows from Operating Activities
   Net loss                                                                $    (19,965)  $   (173,137)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Common stock issued for consulting fees                                   --           95,011
         Increase (decrease) in
            Judgment payable                                                     19,965           --
            Current liabilities of discontinued operations                         --           40,626
                                                                           ------------   ------------
      Net cash provided by operating activities                                    --          (37,500)
                                                                           ------------   ------------

Cash Flows from Investing Activities                                               --             --
                                                                           ------------   ------------

Cash Flows from Financing Activities                                               --             --
                                                                           ------------   ------------

Increase in Cash and Cash Equivalents                                              --          (37,500)

Cash and cash equivalents at beginning of period                                   --           37,500
                                                                           ------------   ------------

Cash and cash equivalents at end of period                                 $       --     $       --
                                                                           ============   ============


Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                                         $       --     $       --
                                                                           ============   ============
   Income taxes paid (refunded)                                            $       --     $       --
                                                                           ============   ============


Supplemental Disclosures of Non-Cash Investing and Financing Activities
   Exchange of assets and liabilities of discontinued operations
      for marketable securities subsequently distributed to shareholders   $       --     $ 10,269,365
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

2. Income taxes
   ------------

      The Company utilizes the asset and liability method of accounting for income taxes. At July 31, 1998 and 1997, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily the allowance for doubtful accounts, accumulated depreciation and certain liability items. A 100% valuation allowance was provided against deferred tax assets, where applicable.

      Due to the liquidation and/or disposition of all of the Company's assets, liabilities and operations as of January 31, 1997, the Company will have no available net operating loss carryforwards available for use in future years.

3. Earnings (loss) per share
   -------------------------

      Earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of shares issued and outstanding during the reporting period. As of July 31, 1998 and 1997, the Company had no warrants, options or other equity issues which might be considered dilutive in nature to the weighted-average number of shares outstanding calculation.

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

                      PHOENIX RESOURCES TECHNOLOGIES, INC.

Note F - Litigation - continued

On March 20, 1997, the Company was named as the Garnishee in the settlement of a judgment rendered against Mr. James R. Ray, the Company's former president and chief executive officer. The garnishment placed against the Company by the Superior Court of the State of Arizona, Maricopa County, was in the amount of $266,205.91, plus interest at 10.0% per annum until paid in full. The Company has accrued this garnishment as a current liability and has accrued the requisite interest on the unpaid balance through July 31, 1998 in the accompanying financial statements, as appropriate.




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