Form 10KSB
period 1998-10-31
PHOENIX RESOURCES TECHNOLOGIES INC
filed 1999-07-02
CIK 808575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark one)

   XX     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
------    OF 1934

                   For the fiscal year ended October 31, 1998

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: June 30 , 1999: 27,000,000

Transitional Small Business Disclosure Format (check one):    YES       NO X

                                TABLE OF CONTENTS

ITEM NUMBER                                                             PAGE

PART 1
         1. Description of Business                                       2

         2. Description of Property                                       8

         3. Legal Proceedings                                             9

         4. Submission of matters to a Vote of Shareholders               10

PART 11

         5. Market for Company's Common Stock
             and Related Stockholder Matters                              11

         6. Management's Discussion and Analysis
             or Plan of Operation                                         13

         7. Index to Financial Statements                                 18

         8. Changes In and Disagreements with Accountants on              18
             Accounting and Financial Disclosure

PART III

         9. Directors, Executive Officers and Control Persons;
             Compliance with Section 16(b) of the Exchange Act.           19

         10. Executive Compensation                                       19

         11. Security Ownership of Certain Beneficial
               Owners and Management                                      20

         12. Certain Relationships and Related Transactions               20

         13. Exhibits and Reports on Form 8-K                             22

Signatures                                                                23

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

In 1995 the Company acquired certain oil and gas wells located in Louisiana. It also acquired oil and gas wells in West Virginia from719 Corporation, HAH Petroleum, Inc. and Top Drilling Corporation. . This business was resold to the sellers on August 13, 1996. (See item 6 hereunder.)


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

     (11) Garnishee Judgment against Phoenix.

On March 20, 1997, the Company was named as a Garnishee in the settlement of a Judgement rendered against James R. Ray, the Company's former President and Chief Executive Officer. The Judgement placed against the Company by the Superior Court of the State of Arizona, Maricopa County, was in the amount of $266,205.91 plus interest at 10% per annum, and remains unpaid.

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

The Registrant has no assets and no properties as of June 30, 1999.

ITEM 3 - LEGAL PROCEEDINGS

         The Company was a co-maker on a loan payable to Agriculture Production Credit Association (AG-PCA) along with its former subsidiary, Hughes Wood Products, Inc. and Houston Woodtech, Inc. On March 17, 1997, AG-PCA foreclosed on the underlying assets collateralizing the loan and was subsequently granted an approximate $3,236,048 judgement collectively against the Company, Hughes Wood Products, Inc. and Houston Woodtech, Inc.

         On August 21, 1998, AG-PCA filed litigation titled "Petition to Enforce Judgement" for collection of an unsatisfied balance of approximately $1,092,100, as of May 6, 1998, in Texas District Court against 17 named co-defendants, including the Company and its former officers. The litigation alleges various actions on behalf of the defendants, including the Company and its former officers, including Racketeering, Influence and Corrupt Organization (RICO) statute violations. The Company continues to rely on indemnification discussed in the following paragraph.

         In the March 1997 sale of the Company's assets to and assumption of liabilities by MVP Holdings, Inc., the Company was specifically indemnified in the sale document as follows: "The Purchaser (MVP) will guarantee seller (the Company) that all debts of any kind including, but not limited to amounts owed to the United States Treasury Department, the State of Texas, Agriculture Production Credit Association and or Community Bank, N. A., incurred or owed by the Phoenix Resources Technologies, Inc. as of the closing date except specific debts to be retained by the Seller under the Agreement will be paid on a timely basis." Accordingly the Company is pursuing all avenues available to it in order to cancel this judgment and related litigation and anticipates no material financial impact as a result of this action.

         The Company is also a Judgement debtor on a Judgement in the amount of $266,205.91 together with interest from March 20, 1997 at the rate of 10% per annum taken by Clark C. Nichols. No payments have been made on this obligation. If current negotiation to bring in a Private Company/Group to combine with the Company are successful, it is management's opinion that this debt can be successfully settled as a part of such transaction.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         There were no submissions of any matters to a vote of security holders during the fourth quarter of 1995, the fiscal year 1997 and 1998 and to date in the fiscal year 1999.


                (Remainder of this page left blank intentionally)

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

Common Stock
------------

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

During September 1997, the Registrant experienced a change in control due a change in management and the issuance of 15,000,0000 shares of common stock of the Registrant to M. D. Price, Jr., Escrow Account.. It is the intent of the current majority shareholder and management to continue seeking a suitable situation for merger or acquisition. Further, the Registrant is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

The Registrant may also employ outside consultants, however, no such consultants will be engaged until a merger/acquisition candidate has been targeted by the Registrant. Management believes that it is impossible to consider the specific criteria that will be used to hire consultants; however, several of the criteria may include the consultant's relevant experience, the services to be provided, the term of service required by the Registrant. In prior situations, management has not used any specific outside consultants and cannot predict the probability that management will recommend any specific consultant(s) for future use. As of June 30, 1999, the Registrant has not had any discussions with or executed agreements with any outside consultants.

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

As of June 30, 1999, management has not identified any entity in which a current officer, director or significant shareholder has a direct or indirect ownership interest as a potential merger or acquisition candidate. Existing corporate policy is silent to this situation; however, it is the intent of management to seek candidates in which current directors, officers and/or significant shareholders do not have direct or indirect ownership interests.

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

Not an "Investment Advisor"
---------------------------

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

Not an "Investment Company"
---------------------------

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

                                      NONE

                                    PART 111

ITEM 9- OFFICERS AND DIRECTORS

The officers and directors of Registrant are as follows:

         Name                   Age            Position

William C. Nichols              30             President and Chairman, Director

Paula Nichols                   32             Secretary and Treasurer, Director

William C. Nichols:

1989 -1991 Brainerd Steel, Inc., managed collection and delivery of platinum catalyst to quantum metals for further refining. 1991 to present Nichols & Associates. Core responsibilities are research and development of small public Companies. Has served as President and Director of several of these Companies. 1997 to present. President of Klip-Kaddy, Inc. He designed, manufactured and marketed the Klip-Kaddy cigar holder world wide. It is sold in all major tobacco shops.

Paula M. Nichols

Bachelor of Science Degree in Business Administration. Member of American Marketing Association.
March 1988 - August 1989. The Summit Condominiums. Reservationist. Responsible for front desk operation. Book room reservations. Handled customer complaints and scheduled work orders. Settled customer accounts on check out.
November 1988-October 1989. Landmark Land of Louisiana. Responsible for keying journal entry data into computer terminal. Also catalog and bind entries for filing.
November 1998-January 1990. Breezy Point Resort Timeshare. Assistant Secretary. Responsible for confirming appointments, data entry of customer information, answer telephones, also preparing and placing gifts for customers in their rooms.
March 1991 - August 1991. Valet Temporary Service, Secretary. Responsibilities included typing, data entry, answering phones, and filing for different business.
1991 to present. Served as Corporate Secretary and Director for various small Public Corporation and assisted in research and development of said Companies.

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

                (Remainder of this page left blank intentionally)

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following documents are filed as exhibits to this Registration Statement.

Page F-1 - Item 7; Financial Statement for the periods November 1, 1996 to October 31, 1998 (*)

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

Exhibit 10.4 - Item 1, (6); Settlement Agreement and Mutual Release of All Claims between Phoenix and 710 Corporation, HAH Petroleum, Inc. and Top Drilling Corporation, dated August 13, 1996. (*)

Exhibit 10.5 - Item 1, (10); Purchase and Subscription Agreement between Phoenix and Rocky Mountain Crystal Water, Inc., dated January 31, 1997. (**)

Exhibit 10.6 - Item 1, (11); Agreement for Purchase and Sale of Assets between Phoenix and MVP Holdings, Inc., dated March 10, 1997. (**)

Exhibit 10.7 - Item 1, (13); Agreement between Phoenix and Rocky Mountain Crystal Water, Inc., dated September 20, 1997. (**)

     (b)  Reports on Form 8-K: None

(**) These Exhibits were filed with the year ending October 31, 1997 form 10-KSB (*) These Exhibits were filed with the year ending October 31, 1996 Form 10-KSB

                                   SIGNATURES
                                   ----------

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PHONEIX RESOURCES TECHNOLOGIES, INC.

         By  /s/ William C. Nichols                          Date: June 30, 1999
           ---------------------------------
                 William C. Nichols
                 Its President

         By  /s/ Paula Nichols                               Date: June 30, 1999
           ---------------------------------
                 Paula Nichols
                 Member of the Board of Directors

                                PHOENIX RESOURCES
                               TECHNOLOGIES, INC.

                              Financial Statements
                                       and
                                Auditor's Report

                            October 31, 1998 and 1997




                               S. W. HATFIELD, CPA
                          certified public accountants

                      Use our past to assist your future sm

                      PHOENIX RESOURCES TECHNOLOGIES, INC.

                                    CONTENTS


                                                                        Page
                                                                        ----

Reports of Independent Certified Public Accountants                       1

Financial Statements

   Balance Sheets as of October 31, 1998 and 1997                         2

   Statements of Operations and Comprehensive Income
     for the years ended October 31, 1998 and 1997                        3

   Statement of Changes in Stockholders' Equity
     for the years ended October 31, 1998 and 1997                        4

   Statements of Cash Flows
     for the years ended October 31, 1998 and 1997                        5

   Notes to Financial Statements                                          6

                      Phoenix Resources Technologies, Inc.
                             5565 Shady Lane Circle
                            Brainard Minnesota 56401



                                  June 28, 1999



S. W. Hatfield, CPA
9002 Green Oaks Circle, 2nd Floor
P. O. Box 820395
Dallas, TX  75382-0395

Gentlemen:

In connection with your audit of the financial statements of Phoenix Resources Technologies, Inc. (Company) as of October 31, 1998 and 1997 and for each of the two years then ended, for the purpose of expressing an opinion as to whether such financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of the Company in conformity with generally accepted accounting principles , we confirm, to the best of our knowledge and belief, as of June 25, 1999, the date of your report, the following representations made to you during your audit.

Certain representations in this letter are described as being limited to those matters that are material. Solely for the purpose of preparing this letter, the term "material," when used in this letter, means any items referred to in this letter, either individually or collectively in the aggregate, involving potential amounts of more than $500. These amounts are not intended to represent the materiality threshold for financial reporting and disclosure purposes. Items are considered material, regardless of size, if they involve an omission or misstatement of accounting information that, in light of surrounding circumstances, makes it probable that the judgment of a reasonable person relying on the information would be changed or influenced by the omission or misstatement.

1. We acknowledge that the management of the Company is solely responsible for the fair presentation in the financial statements of the financial position, results of operations and cash flows of the Company in conformity with generally accepted accounting principles.

         The financial statements and related notes thereto include all disclosures necessary for a fair presentation of the financial position, results of operations and cash flows of the Company in conformity with generally accepted accounting principles and disclosures otherwise required to be included therein by the various laws and regulations that the Company is subject to.

         Additionally, we acknowledge that management is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

S. W. Hatfield + Associates
June 28, 1999
Page 2



2.       We have made  available  to you all:
          a.   Financial records and related data
          b. Minutes of the meetings of stockholders, directors and committees of directors, or summaries of actions of recent meetings for which minutes have not been prepared.

3.       There has been and we are aware of no incidents of:
          a. Fraud involving management or employees who have significant roles in the internal control structure.
          b. Fraud involving other employees that could have a material effect on the financial statements.
          c. Communications from regulatory agencies concerning noncompliance with, or deficiencies in, financial reporting practices that could have a material impact on the financial statements.

4. We have no plans or intentions that may materially affect the carrying value or classification of the assets and liabilities.

5. The following have been properly recorded or disclosed in the financial statements:
          a. Guarantees, whether written or oral, under which the Company is contingently liable.
          b. Arrangements with financial institutions involving compensating balances, written or oral guarantees either by or for the benefit of others, or other arrangements involving restrictions on cash balances and line-of-credit or other similar arrangements.
          c.   Agreements to repurchase assets previously sold.
          d. Capital stock repurchase options or agreements or capital stock reserved for options, warrants, conversions or other requirements.
          e. Related party transactions and related amounts receivable or payable; including sales, purchases, loans, transfers, leasing arrangements, and guarantees. For the purpose of this letter, we understand the following to be the definition of the term "related party":

                    Affiliates of the enterprise; entities for which investments are accounted for by the equity method by the enterprise; trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; principal owners of the
                    enterprise;   its  management;   members  of  the  immediate
                    families of principal owners of the enterprise and its management; and other parties with which the enterprise may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. Another party also is a related party if it can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

S. W. Hatfield + Associates
June 28, 1999
Page 3



6.       There currently no uncorrected incidents and have been no :
         a. Violations or possible violations of laws or regulations whose effects should be considered for disclosure in the financial statements or as a basis for recording a loss contingency.
         b. Other material liabilities or gain or loss contingencies that are required to be accrued or disclosed by Statement of Financial Accounting Standards No. 5.

7. There are no unasserted claims or assessments that our lawyer has advised us are probable of assertion and must be disclosed in accordance with Statement of Financial Accounting Standards No. 5.

8. There are no material transactions that have not been (or will not be) properly recorded in the accounting records underlying the aforementioned financial statements. The adjusting journal entries proposed by you are approved by us and will be recorded on the books of the Company.

9. The Company has valid and satisfactory title to all owned assets, and there are no liens or encumbrances on such assets nor has any asset been pledged, except as made known to you and disclosed in the notes to the financial statements.

10. Provision, when material and applicable, has been made to reduce excess or obsolete inventories to their estimated net realizable value.

11. Provision has been made for any material loss to be sustained in the fulfillment of, or from inability to fulfill, any sales or other revenue generating commitments or contracts.

12. Provision has been made for any material loss to be sustained as a result of purchase commitments for inventory quantities or other items to be used in the operations of the Company in excess of normal requirements or at prices in excess of the prevailing market prices.

13. We have complied with all aspects of any contractual agreement(s) that would have a material effect on the financial statements in the event of a noncompliance. Further, all significant contractual commitments and/or contingencies have been disclosed in the notes to the financial statements.

14. The Company is in good standing in the States of Minnesota and/or Nevada, where its principal domicile and executive offices are located. The Company may, in future periods, operate in other states and will be properly incorporated in those locations as a "foreign corporation" prior to the commencement of operations in those respective states.

15. We have identified all accounting estimates that could be material to the financial statements, including the key factors and significant assumptions underlying those estimates, and we believe the estimates are reasonable in the circumstances.

S. W. Hatfield + Associates
June 28, 1999
Page 4



16. There are no such estimates that may be subject to material change in the near term that have not been properly disclosed in the financial statements. We understand that the term near term means the period within one year of the date of the financial statements.

17. We have no knowledge of concentrations existing at the date of the financial statements that make the Company vulnerable to the risk of near term severe impact that have been properly disclosed in the financial statements. We understand that concentrations include individual or group concentrations of customers, suppliers, lenders, products, services, sources of labor or materials, licenses or other rights, or operating areas or markets. Additionally, we understand that a "severe impact" is a significant financially disruptive effect on the normal functioning of the Company.

18. The Company has acquired no assets, incurred no liabilities or commitments and has had no business operations from the date of the exchange of all operations for a block of MVP Holdings, Inc. and the related distribution of the MVP Holdings, Inc. shares to the Company's shareholders. Further, no subsequent events have occurred subsequent to the balance sheet date that would require adjustment to, or disclosure in, the financial statements; except for those disclosed therein.

19. The Company has not been and does not anticipate being named as a Potentially Responsible Party under any Federal or State environmental protection law. Accordingly, no loss contingency accrual or other disclosure is warranted in the financial statements.


Very truly yours,
Phoenix Resources Technologies, Inc.




M. D. Price, Jr.
Attorney-in-fact

MDPJr./shwa:rep

S. W. HATFIELD, CPA
certified public accountant

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Phoenix Resources Technologies, Inc.

We have audited the accompanying balance sheets of Phoenix Resources Technologies, Inc. (a Nevada corporation) as of October 31, 1998 and 1997 and the related statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Resources Technologies, Inc. as of October 31, 1998 and 1997 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

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




                                           S. W. HATFIELD, CPA
                                          (formerly S. W. HATFIELD + ASSOCIATES)

Dallas, Texas
June 25, 1999

                      Use our past to assist your future sm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                    SWHCPA@aol.com


                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                            October 31, 1998 and 1997


                                     ASSETS
                                     ------
                                                                         1998             1997
                                                                   ------------      -----------

Current assets
  Cash on hand and in bank                                         $           -     $          -
                                                                    ------------      -----------

TOTAL ASSETS                                                       $           -     $          -
                                                                    ============      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
  Judgment garnishment payable                                     $     293,311     $    266,691
                                                                    ------------      -----------

Commitments and contingencies

Stockholders' equity
  Preferred stock - $0.001 par value.
     50,000,000 shares authorized.
        Series A - 5.0% annual dividend,
        non-cumulative.  Convertible into 1,000,000
        shares of common stock after March 29,
        2000.  200,000 shares issued and outstanding                         200              200
  Common stock - $0.001 par value.
     100,000,000 shares authorized.
     27,000,000 shares issued and outstanding, respectively               27,000           27,000
  Additional paid-in capital                                          13,312,212       13,312,212
  Accumulated deficit                                                (12,659,323)     (12,632,703)
                                                                    ------------      -----------
                                                                         680,089          706,709
  Stock subscription receivable                                         (240,000)        (240,000)
  Treasury stock - at cost (560,000 shares)                             (733,400)        (733,400)
                                                                    ------------      -----------

        Total stockholders' equity                                      (293,311)        (266,691)
                                                                    ------------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $           -     $         -
                                                                    ============      ===========



The accompanying notes are an integral part of these financial statements.
                                                                               2



                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      Years ended October 31, 1998 and 1997


                                                               1998            1997
                                                           ------------    ------------

Net revenues                                               $       --      $       --

Operating expenses
   General and administrative expenses                             --           202,703
                                                           ------------    ------------

      Total operating expenses                                     --           202,703
                                                           ------------    ------------

Loss from operations                                               --          (202,703)

Other (expense) income
   Garnishment on judgment entered against Company                 --          (251,206)
   Interest expense on judgment garnishment                     (26,620)        (15,485)
                                                           ------------    ------------

Loss from continuing operations before income taxes             (26,620)       (469,394)

Income tax benefit (expense)                                       --              --
                                                           ------------    ------------

Loss from continuing operations                                 (26,620)       (469,394)
                                                           ------------    ------------

Discontinued operations, net of income taxes
   Income (Loss) from discontinued operations,
      net of income taxes of $-0- and $-0-, respectively
         Oil & gas pipeline division                               --            29,566
                                                           ------------    ------------

Net Loss                                                        (26,620)       (439,828)

Other comprehensive income                                         --              --
                                                           ------------    ------------

Comprehensive Loss                                         $    (26,620)   $   (439,828)
                                                           ============    ============

Loss per weighted-average share of common
   stock outstanding computed on net loss
      From continuing operations                                    nil          $(0.03)
      From discontinued operations                                   --             --
                                                                   ----           -----
      Total loss per share                                          nil          $(0.03)
                                                                    ===           =====

Weighted-average number of common shares outstanding         27,000,000      13,173,231
                                                           ============    ============

The accompanying notes are an integral part of these financial statements.
                                                                               3



                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      Years ended October 31, 1998 and 1997



                                                                                                 Additional
                                            Preferred Stock              Common stock             paid-in
                                        Shares         Amount        Shares         Amount        capital
                                   ------------   ------------   ------------   ------------   ------------

Balances at November 1, 1996            200,000   $        200     11,049,888   $     11,050   $ 12,993,151

Common stock issued for fees
   and expenses under Form S-8
   consulting services plan                --             --          950,112            950         94,061
Common stock issued into
   escrow to facilitate a merger
   with or acquisition of a
   qualified business candidate            --             --       15,000,000         15,000        225,000
Distribution of common stock
   of MVP Holdings, Inc. to
   Phoenix Resources Tech-
   ologies, Inc. shareholders              --             --             --             --             --
Net loss for the year                      --             --             --             --             --
                                   ------------   ------------   ------------   ------------   ------------

Balances at October 31, 1997            200,000            200     27,000,000         27,000     13,312,212

Net loss for the year                      --             --             --             --             --
                                   ------------   ------------   ------------   ------------   ------------

Balances at October 31, 1998            200,000   $        200     27,000,000   $     27,000   $ 13,312,212
                                   ============   ============   ============   ============   ============



                                     Stock subscription agreement
                                          and Treasury stock        Accumulated
                                         Shares         Amount        deficit         Total
                                    ------------   ------------    ------------    ------------
Balances at November 1, 1996             560,000   $   (733,400)   $ (1,923,510)   $ 10,347,491

Common stock issued for fees
   and expenses under Form S-8
   consulting services plan                 --             --              --            95,011
Common stock issued into
   escrow to facilitate a merger
   with or acquisition of a
   qualified business candidate       15,000,000       (240,000)           --              --
Distribution of common stock
   of MVP Holdings, Inc. to
   Phoenix Resources Tech-
   ologies, Inc. shareholders               --             --       (10,269,365)    (10,269,365)
Net loss for the year                       --             --          (439,828)       (439,828)
                                    ------------   ------------    ------------    ------------

Balances at October 31, 1997          15,560,000       (973,400)    (12,632,703)       (266,691)

Net loss for the year                       --             --           (26,620)        (26,620)
                                    ------------   ------------    ------------    ------------

Balances at October 31, 1998          15,560,000   $   (973,400)   $(12,659,323)   $   (293,311)
                                    ============   ============    ============    ============






The accompanying notes are an integral part of these financial statements.
                                                                               4



                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                      Years ended October 31, 1998 and 1997


                                                                             1998        1997
                                                                        ------------   ---------

Cash flows from operating activities
   Net loss for the year                                                $    (26,620)  $(439,828)
   Adjustments to reconcile net loss to net
      cash provided by operating activities
      Common stock issued for various fees and expenses                         --        95,011
      Increase in judgment garnishment payable                                26,620     266,691
      Change in net assets and liabilities of discontinued operations           --        40,626
                                                                        ------------   ---------

Net cash provided by (used in) operating activities                             --       (37,500)
                                                                        ------------   ---------

Cash flows from investing activities                                            --          --
                                                                        ------------   ---------

Cash flows from financing activities                                            --          --
                                                                        ------------   ---------

INCREASE (DECREASE) IN CASH                                                     --       (37,500)

Cash at beginning of year                                                       --        37,500
                                                                        ------------   ---------

Cash at end of year                                                     $       --     $    --
                                                                        ============   =========

Supplemental disclosure of interest and income taxes paid
   Interest paid for the period                                         $       --     $    --
                                                                        ============   =========
   Income taxes paid for the period                                     $       --     $    --
                                                                        ============   =========




The accompanying notes are an integral part of these financial statements.
                                                                               5

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

2.    Income taxes
      ------------

      The Company utilizes the asset and liability method of accounting for income taxes. At October 31, 1998 and 1997, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily the allowance for doubtful accounts, accumulated depreciation and certain liability items. A 100% valuation allowance was provided against deferred tax assets, where applicable.

      Due to the liquidation and/or disposition of all of the Company's assets, liabilities and operations as of October 31, 1997, the Company will have no available net operating loss carryforwards available for use in future years.

3.    Earnings (loss) per share
      -------------------------

      Earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of shares issued and outstanding during the reporting period. As of October 31, 1998 and 1997, the Company had no warrants, options or other equity issues which might be considered dilutive in nature to the weighted-average number of shares outstanding calculation.


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

Summarized results of operations for all oil & gas operations for Fiscal 1998 and 1997 are as follows:

                                                            1998        1997
                                                          ---------    --------
    Net sales                                             $       -    $103,825
                                                           ========     =======
    Operating income                                      $       -    $ 29,566
                                                           ========     =======
    Income upon disposition of discontinued operations    $       -    $      -
                                                           ========     =======

                      PHOENIX RESOURCES TECHNOLOGIES, INC.

NOTE D - COMMON STOCK TRANSACTIONS

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

                      PHOENIX RESOURCES TECHNOLOGIES, INC.

NOTE F - LITIGATION - Continued

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

On March 20, 1997, the Company was named as the Garnishee in the settlement of a judgment rendered against Mr. James R. Ray, the Company's former president and chief executive officer. The garnishment placed against the Company by the Superior Court of the State of Arizona, Maricopa County, was in the amount of $266,205.91, plus interest at 10.0% per annum until paid in full. The Company has accrued this garnishment as a current liability and has accrued the requisite interest on the unpaid balance through October 31, 1998 in the accompanying financial statements.