Form 10QSB
period 1999-01-31
PHOENIX RESOURCES TECHNOLOGIES INC
filed 1999-07-02
CIK 808575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)  OF  THE SECURITIES
----------        EXCHANGE ACT OF 1934

                           For the quarterly period ended January 31, 1999

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

                      PHOENIX RESOURCES TECHNOLOGIES, INC.

               Form 10-QSB for the Quarter ended January 31, 1999

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         11


Part II - Other Information

  Item 1   Legal Proceedings                                                 12

  Item 2   Changes in Securities                                             12

  Item 3   Defaults Upon Senior Securities                                   12

  Item 4   Submission of Matters to a Vote of Security Holders               12

  Item 5   Other Information                                                 12

  Item 6   Exhibits and Reports on Form 8-K                                  12


Signatures                                                                   12



Part 1 - Item 1 - Financial Statements

                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                            January 31, 1999 and 1998

                                   (Unaudited)
                                   -----------

                                                                  1999           1998
                                                             ------------    ------------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                  $         --    $         --
                                                             ------------    ------------

Total Assets                                                 $         --    $         --
                                                             ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Judgment payable                                          $    299,966    $    273,346
                                                             ------------    ------------
      Total current liabilities                                   299,966         273,346
                                                             ------------    ------------

Commitments and Contingencies

Shareholders' Equity Preferred Stock - $0.001 par value
         Series A                                                     200             200
   Common stock - $0.001 par value                                 27,000          27,000
   Additional paid-in capital                                  13,312,212      13,312,212
   Accumulated deficit                                        (12,665,978)    (12,639,358)
                                                             ------------    ------------
                                                                  673,434         700,054
   Stock subscription receivable                                 (240,000)       (240,000)
   Treasury stock - at cost (560,000 shares)                     (733,400)       (733,400)
                                                             ------------    ------------

      Total shareholders' equity                                 (299,966)       (273,346)
                                                             ------------    ------------

Total Liabilities and Shareholders' Equity                   $         --    $         --
                                                             ============    ============






The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               3



                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                  Three months ended January 31, 1999 and 1998

                                   (Unaudited)
                                   -----------

                                                           1999            1998
                                                      ------------    ------------
Revenues                                              $         --    $         --
                                                      ------------    ------------

Operating expenses
   General and administrative expenses                          --              --
                                                      ------------    ------------
      Total operating expenses                                  --              --
                                                      ------------    ------------

Loss from continuing operations before income taxes
   and other income (expenses)                                  --              --

Other income (expense)
   Interest expense on judgment                              6,655           6,655
                                                      ------------    ------------

Loss before income taxes                                    (6,655)         (6,655)

Income tax expense                                              --              --
                                                      ------------    ------------

Net Loss                                                    (6,655)         (6,655)

Other comprehensive income                                      --              --
                                                      ------------    ------------

Comprehensive Income                                  $     (6,655)   $     (6,655)
                                                      ============    ============

Loss per share of common stock outstanding,
   computed on net loss - basic and fully diluted              nil             nil
                                                      ============    ============

Weighted-average number of shares outstanding           27,000,000      27,000,000
                                                      ============    ============




The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               4



                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                  Three months ended January 31, 1999 and 1998

                                   (Unaudited)
                                   -----------

                                                                1999         1998
                                                             ----------   ----------
Cash Flows from Operating Activities
   Net loss                                                  $   (6,655)  $   (6,655)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Increase (decrease) in
            Judgment payable                                      6,655        6,655
                                                             ----------   ----------
      Net cash provided by operating activities                      --           --
                                                             ----------   ----------

Cash Flows from Investing Activities                                 --           --
                                                             ----------   ----------

Cash Flows from Financing Activities                                 --           --
                                                             ----------   ----------

Increase in Cash and Cash Equivalents                                --           --

Cash and cash equivalents at beginning of period                     --           --
                                                             ----------   ----------

Cash and cash equivalents at end of period                   $       --   $       --
                                                             ==========   ==========


Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $       --   $       --
                                                             ==========   ==========
   Income taxes paid (refunded)                              $       --   $       --
                                                             ==========   ==========




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

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending October 31, 1999.

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

2. Income taxes
   ------------

      The Company utilizes the asset and liability method of accounting for income taxes. At January 31, 1999 and 1998, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily the allowance for doubtful accounts, accumulated depreciation and certain liability items. A 100% valuation allowance was provided against deferred tax assets, where applicable.

      Due to the liquidation and/or disposition of all of the Company's assets, liabilities and operations as of October 31, 1997, the Company will have no available net operating loss carryforwards available for use in future years.

3. Earnings (loss) per share
   -------------------------

      Earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of shares issued and outstanding during the reporting period. As of January 31, 1999 and 1998, the Company had no warrants, options or other equity issues which might be considered dilutive in nature to the weighted-average number of shares outstanding calculation.

Note C - Common Stock Transactions

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

                      PHOENIX RESOURCES TECHNOLOGIES, INC.

Note C - Common Stock Transactions - Continued

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


Note D - Distributions

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


Note E - Litigation

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

                      PHOENIX RESOURCES TECHNOLOGIES, INC.

Note F - Litigation - continued

On March 20, 1997, the Company was named as the Garnishee in the settlement of a judgment rendered against Mr. James R. Ray, the Company's former president and chief executive officer. The garnishment placed against the Company by the Superior Court of the State of Arizona, Maricopa County, was in the amount of $266,205.91, plus interest at 10.0% per annum until paid in full. The Company has accrued this garnishment as a current liability and has accrued the requisite interest on the unpaid balance through January 31, 1999 in the accompanying financial statements.




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