Form 10KT405/A
period 1999-04-30
PHOENIX RESOURCES TECHNOLOGIES INC
filed 1999-07-02
CIK 808575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX            QUARTERLY REPORT UNDER SECTION 13  OR 15(d) OF  THE SECURITIES
----------        EXCHANGE ACT OF 1934

                           For the quarterly period ended April 30, 1999

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

                      PHOENIX RESOURCES TECHNOLOGIES, INC.

                Form 10-QSB for the Quarter ended April 30, 1999

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



Part 1 - Item 1 - Financial Statements

                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                             April 30, 1999 and 1998

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
                                                             ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Judgment payable                                          $    306,621    $    280,001
                                                             ------------    ------------
      Total current liabilities                                   306,621         280,001
                                                             ------------    ------------

Commitments and Contingencies

Shareholders' Equity Preferred Stock - $0.001 par value
         Series A                                                     200             200
   Common stock - $0.001 par value                                 27,000          27 000
   Additional paid-in capital                                  13,312,212      13,313,212
   Accumulated deficit                                        (12,672,633)    (12,646,013)
                                                             ------------    ------------
                                                                  666,779         693,399
   Stock subscription receivable                                 (240,000)       (240,000)
   Treasury stock - at cost (560,000 shares)                     (733,400)       (733,400)
                                                             ------------    ------------

      Total shareholders' equity                                 (306,621)       (280,001)
                                                             ------------    ------------

Total Liabilities and Shareholders' Equity                   $         --    $         --
                                                             ============    ============



The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               3



                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               Six and Three months ended April 30, 1999 and 1998

                                   (Unaudited)
                                   -----------

                                         Six months      Six months    Three months    Three months
                                           ended           ended           ended           ended
                                         April 30,       April 30,       April 30,       April 30,
                                            1999            1998            1999            1998
                                       ------------    ------------    ------------    ------------

Revenues                               $       --      $       --      $       --      $       --
                                       ------------    ------------    ------------    ------------

Expenses
   General and administrative                  --              --              --              --
                                       ------------    ------------    ------------    ------------
      Total expenses                           --              --              --              --
                                       ------------    ------------    ------------    ------------

Loss from continuing operations
   before income taxes and other
   income (expenses)                           --              --              --              --

Other income (expenses)
   Interest on judgment payable             (13,310)        (13,310)         (6,655)         (6,555)
                                       ------------    ------------    ------------    ------------

Loss before income taxes                    (13,310)        (13,310)         (6,655)         (6,655)

Income tax expense                             --              --              --              --
                                       ------------    ------------    ------------    ------------

Net Loss                                    (13,310)        (13,310)         (6,655)         (6,655)

Other comprehensive income                     --              --              --              --
                                       ------------    ------------    ------------    ------------

Comprehensive Loss                     $    (13,310)   $    (13,310)   $     (6,655)   $     (6,555)
                                       ============    ============    ============    ============

Loss per share of common stock
   outstanding, computed on net loss
   - basic and fully diluted                    nil             nil             nil             nil
                                       ============    ============    ============    ============

Weighted-average number of
   shares outstanding                    27,000,000      27,000,000      27,000,000      27,000,000
                                       ============    ============    ============    ============




The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               4



                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                    Six months ended April 30, 1999 and 1998

                                   (Unaudited)
                                   -----------

                                                                  1999           1998
                                                             ------------   ------------
Cash Flows from Operating Activities
   Net loss                                                  $    (13,310)      $(13,310)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Increase (decrease) in
            Judgment payable                                       13,310         13,310
                                                             ------------   ------------
      Net cash provided by operating activities                        --             --
                                                             ------------   ------------

Cash Flows from Investing Activities                                   --             --
                                                             ------------   ------------

Cash Flows from Financing Activities                                   --             --
                                                             ------------   ------------

Increase in Cash and Cash Equivalents                                  --             --

Cash and cash equivalents at beginning of period                       --             --
                                                             ------------   ------------

Cash and cash equivalents at end of period                   $         --   $         --
                                                             ============   ============


Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $         --   $         --
                                                             ============   ============
   Income taxes paid (refunded)                              $         --   $         --
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

2. Income taxes
   ------------

      The Company utilizes the asset and liability method of accounting for income taxes. At April 30, 1999 and 1998, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily the allowance for doubtful accounts, accumulated depreciation and certain liability items. A 100% valuation allowance was provided against deferred tax assets, where applicable.

      Due to the liquidation and/or disposition of all of the Company's assets, liabilities and operations as of January 31, 1997, the Company will have no available net operating loss carryforwards available for use in future years.

3. Earnings (loss) per share
   -------------------------

      Earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of shares issued and outstanding during the reporting period. As of April 30, 1999 and 1998, the Company had no warrants, options or other equity issues which might be considered dilutive in nature to the weighted-average number of shares outstanding calculation.

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

                      PHOENIX RESOURCES TECHNOLOGIES, INC.

Note F - Litigation - continued

On March 20, 1997, the Company was named as the Garnishee in the settlement of a judgment rendered against Mr. James R. Ray, the Company's former president and chief executive officer. The garnishment placed against the Company by the Superior Court of the State of Arizona, Maricopa County, was in the amount of $266,205.91, plus interest at 10.0% per annum until paid in full. The Company has accrued this garnishment as a current liability and has accrued the requisite interest on the unpaid balance through April 30, 1999 in the accompanying financial statements, as appropriate.




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