Form 10QSB
period 1999-07-31
PHOENIX RESOURCES TECHNOLOGIES INC
filed 1999-08-09
CIK 808575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

(Mark one)
   XX      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--------   ACT OF 1934


                  For the quarterly period ended July 31, 1999

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                        Commission File Number: 000-19708

                      PHOENIX RESOURCES TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                            84-1034982
   ----------------------                              ----------------------
  (State of incorporation)                            (IRS Employer ID Number)

                    5565 Shady Lane Circle, Brainard MN 56401
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (218) 828-0415
                           (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES   NO X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 2, 1999: 27,000,000

Transitional Small Business Disclosure Format (check one):    YES       NO X

                      PHOENIX RESOURCES TECHNOLOGIES, INC.

                 Form 10-QSB for the Quarter ended July 31, 1999

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




Part 1 - Item 1 - Financial Statements

                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                             July 31, 1999 and 1998

                                   (Unaudited)

                                                                   1999          1998
                                                             ------------    ------------

                                     ASSETS
Current Assets
   Cash on hand and in bank                                  $       --      $       --
                                                             ------------    ------------
      Total current assets                                           --              --
                                                             ------------    ------------

Total Assets                                                 $       --      $       --
                                                             ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Judgment payable                                          $    313,276    $    286,656
                                                             ------------    ------------
      Total current liabilities                                   313,276         286,656
                                                             ------------    ------------

Commitments and Contingencies

Shareholders' Equity
 Preferred Stock - $0.001 par value
         Series A                                                     200             200
   Common stock - $0.001 par value                                 27,000          12,000
   Additional paid-in capital                                  13,312,212      13,312,212
   Accumulated deficit                                        (12,679,288)    (12,652,668)
                                                             ------------    ------------
                                                                  660,124         733,400
   Stock subscription receivable                                 (240,000)       (240,000)
(240,000) Treasurystock - at cost (560,000 shares)               (733,400)       (733,400)
                                                             ------------    ------------

      Total shareholders' equity                                 (313,276)       (286,656)
                                                             ------------    ------------

Total Liabilities and Shareholders' Equity                   $       --      $       --
                                                             ============    ============


The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               3


                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
               Nine and Three months ended July 31, 1999 and 1998

                                   (Unaudited)


                                        Nine months     Nine months     Three months    Three month
                                           ended             ended         ended           ended
                                         July 31,          July 31,      July 31,        July 31,
                                            1999            1998            1999            1998
                                       ------------    ------------    ------------    ------------


Revenues                               $       --      $       --      $       --      $       --
                                       ------------    ------------    ------------    ------------

Expenses
   General and administrative                  --              --              --              --
                                       ------------    ------------    ------------    ------------
      Total expenses                           --              --              --              --
                                       ------------    ------------    ------------    ------------

Loss from continuing operations
   before other income and
   income taxes                                --              --              --              --

Other income (expense)
   Interest on judgment payable              19,965          19,965           6,655           6,655
                                       ------------    ------------    ------------    ------------

Loss from continuing operations
   before income taxes                      (19,965)        (19,965)         (6,655)         (6,655)

Income tax expense                             --              --              --              --
                                       ------------    ------------    ------------    ------------

Net Loss                               $    (19,965)   $    (19,965)   $     (6,655)   $     (6,655)
                                       ============    ============    ============    ============

Loss per share of common stock
   outstanding, computed on net loss
   - basic and fully diluted                    nil             nil             nil             nil
                                                ===             ===             ===             ===

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
                                       ============    ============    ============    ============



The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
                                                                               4

                      PHOENIX RESOURCES TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                    Nine months ended July 31, 1999 and 1998

                                   (Unaudited)

                                                              1999       1998
                                                            --------   --------
Cash Flows from Operating Activities
   Net loss                                                 $(19,965)  $(19,965)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Increase (decrease) in
            Judgment payable                                  19,965     19,965
                                                            --------   --------

      Net cash provided by operating activities                 --         --
                                                            --------   --------


Cash Flows from Investing Activities                            --         --
                                                            --------   --------


Cash Flows from Financing Activities                            --         --
                                                            --------   --------


Increase in Cash and Cash Equivalents                           --         --

Cash and cash equivalents at beginning of period                --         --
                                                            --------   --------

Cash and cash equivalents at end of period                  $   --     $   --
                                                            ========   ========


Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                          $   --     $   --
   Income
                                                            ========   ========
taxes paid (refunded)                                       $   --     $   --
                                                            ========   ========


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

The Company has no assets, liabilities or operations and is totally dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

2. Income taxes
   ------------

      The Company utilizes the asset and liability method of accounting for income taxes. At July 31, 1999 and 1998, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily the allowance for doubtful accounts, accumulated depreciation and certain liability items. A 100% valuation allowance was provided against deferred tax assets, where applicable.

      Due to the liquidation and/or disposition of all of the Company's assets, liabilities and operations as of January 31, 1997, the Company will have no available net operating loss carryforwards available for use in future years.

3. Earnings (loss) per share
   -------------------------

      Earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of shares issued and outstanding during the reporting period. As of July 31, 1999 and 1998, the Company had no warrants, options or other equity issues which might be considered dilutive in nature to the weighted-average number of shares outstanding calculation.


Note 3 - Common Stock Transactions

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

                      PHOENIX RESOURCES TECHNOLOGIES, INC.

Note 4 - Litigation

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

On July 27, 1999, the Company entered into a Forbearance Agreement with AgPCA whereby the Company will pay AgPCA the total sum of $100,000 cash prior to the effective date of its merger or combination with a Private investor in full settlement of the Company's participation in the litigation discussed above. In the event that a merger or combination with a Private investor does not occur within one (1) year of the execution of the Agreement, the Agreement shall immediately and automatically terminate.

On March 20, 1997, the Company was named as the Garnishee in the settlement of a judgment rendered against Mr. James R. Ray, the Company's former president and chief executive officer. The garnishment placed against the Company by the Superior Court of the State of Arizona, Maricopa County, was in the amount of $266,205.91, plus interest at 10.0% per annum until paid in full. The Company has accrued this garnishment as a current liability and has accrued the requisite interest on the unpaid balance through July 31, 1999 in the accompanying financial statements, as appropriate.




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

   Exhibit 27       Financial Data Schedule




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PHOENIX RESOURCES TECHNOLOGIES, INC.


August    2   , 1999                                    /s/ William C. Nichols
       -------                            --------------------------------------
                                                            William C. Nichols
                                                        President and Director