Form 10KSB
period 1999-10-31
PHOENIX RESOURCES TECHNOLOGIES INC
filed 2000-02-09
CIK 808575

=====================================================================

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                            FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the fiscal year ended October 31, 1999
[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
          ACT OF 1934, for the transition period from ______ to _____


                 Commission File Number: 000-19708


                PHOENIX RESOURCES TECHNOLOGIES, INC.
 (Exact name of small business issuer as specified in its charter)

NEVADA                                  84-1034982
(State of incorporation)                (IRS Employer ID Number)

            15945 Quality Trail North, Scandia, MN 55073
              (Address of principal executive offices)

                          (888) 709-3975
                    (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
Title of each class      Name of each exchange on which registered
     None                     None

Securities registered pursuant to Section 12 (g) of the Exchange Act
Title of each class      Common Stock

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [ ]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB. [   ]

State issuer's revenues for its most recent year.   $0.00

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days, $22,927,380.00.

State the number of shares outstanding of the issuer's common equity as of the latest practicable date: 9,092,400

Transitional Small Business Disclosure Format:  YES [   ] NO [   ]

                         TABLE OF CONTENTS

ITEM NUMBER                                                 PAGE

                               PART I

 1.  Description of Business  .    .    .    .    .    .     3
 2.  Properties     .    .    .    .    .    .    .    .     7
 3.  Legal Proceedings        .    .    .    .    .    .     8
 4.  Submission of matters to a Vote of
       Security Holders  .    .    .    .    .    .    .     9

                              PART II

 5.  Market for Registrant's Common Equity
       and Related Stockholder Matters  .    .    .    .    10
 6.  Management's Discussion and Analysis
       or Plan of Operations  .    .    .    .    .    .    13
 7.  Index to Financial Statements .    .    .    .    .    14
 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure . . . 14

                              PART III

 9.  Officers and Directors   .    .    .    .    .    .    14
10.  Executive Compensation   .    .    .    .    .    .    15
11.  Security Ownership of Certain Beneficial
       Owners and Management  .    .    .    .    .    .    15
12.  Certain Relationships and Related Transactions    .    16
13.  Exhibits and Reports on Form 8-K   .    .    .    .    17

Signatures          .    .    .    .    .    .    .    .    18


Caution Regarding Forward-Looking Information

     This annual report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate", "believe", "estimate", "expect" and "intend" and similar expressions, as they relate to the
Company  or  its   management,   are   intended   to identify forward-
looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

                               PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

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

     From 1991 until August 12, 1996 the Company was in the business of logging, milling, and testing wood products in Eastern Texas and Western Louisiana through its subsidiaries. In 1996, the HWP business was resold to Mr. James E. Hughes, Sr. as a part of settlement of a suit commenced by the Company against Mr. Hughes.

1.   Sale of Hughes Wood Products and Houston Woodtech, Inc., and
     Settlement of suit involving James R. Hughes, Sr.

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

2.   Judgment by Agricultural Production Credit Association against
     Phoenix Settled
     On December 31, 1996 an interlocutory Default Judgment was entered against Phoenix, in the District Court, 11th Judicial District, Smith County Texas by Agricultural Production Credit Association ("AgPCA") in the principal amount of $3,045,140.35, together with pre-judgment interest from October 1, 1996 to date of Judgment. The entire unpaid principal and interest as of date of Judgment was $3,177,300.74 together with Attorney fees on $58,747.00.

     This Judgment was also entered in Wood County Circuit Court, Parkersberg, West Virginia on March 17, 1997, in the principal amount of $3,236,048.24 and also filed in the District Court, County of Arapaho, State of Colorado on September 26, 1997 in the principal amount of $3,236,047.74.

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

     On August 21, 1998, AgPCA filed litigation titled "Petition to Enforce Final Judgment" for collection of an unsatisfied balance of approximately $1,092,100 as of May 6, 1998, in Texas District Court against 17 named co-defendants, including the Company and its former officers, including Racketeering, Influence and Corrupt Organization
(RICO) statute violations.

     In March 1997 sale of the Company's assets to and assumption of liabilities by MVP Holdings, Inc., the Company was specifically indemnified in the sale document as follows: "The Purchaser [MVP] will guarantee seller [Company] that all debts of any kind including but not limited to amounts owed to the United States Treasury Department, the State of Texas, Agricultural Production Credit Association and or Community Bank, N.A., incurred or owed by the Phoenix Resources Technologies, Inc. as of the closing date except the specific debts to be retained by Seller under this agreement will be paid on a timely basis." Accordingly, the Company vigorously pursued all avenues available to it in order to cancel this judgment and related litigation.

     On July 27, 1999, the Company entered into a Forbearance Agreement with AgPCA whereby the Company will pay AgPCA the total sum of $100,000 cash prior to the effective date of its merger or combination with a Private investor in full settlement of the Company's participation in the litigation discussed above. In the event that a merger or combination with a Private investor does not occur within one (1) year of the execution of the Agreement, the Agreement shall immediately and automatically terminate. The October 29, 1999, execution of the Stock Acquisition Contract triggered the liability to pay the $100,000 in settlement of this Forbearance Agreement and the amount was accrued at the date of the Forbearance Agreement. The liability under this Agreement is to be paid from the proceeds to be collected from the Stock Acquisition Contract related to the sale of 9,000,000 shares of the Company's common stock. Of the balance due on the settlement, $50,000 has been paid by the Company subsequent to October 31, 1999.


3.   Acquisition of Controlling Interest in Rocky Mountain Crystal
     Waters, Inc.

     On the 31st of January, 1997, Phoenix acquired controlling shares of Rocky Mountain Crystal Water, Inc. ("RMCW") in a stock for stock exchange wherein Phoenix issued 6,000,000 shares of Class B Preferred stock, convertible into 60,000,000 shares of Phoenix common stock at the option of RMCW. RMCW transferred to Phoenix 6,000,000 shares of RMCW.

     RMCW owned the rights to produce water from the aquifer located in Ten Sleep, Wyoming and had a pilot plant in Ten Sleep for the production and distribution of the spring water.

     On the next day the Board of Directors of Phoenix consisting of James R. Ray and George W. Smith resigned and a new Board of Directors was appointed, consisting of Michael Puhr, Lorina Liang and Allen Wen Jen Lan.

4.   Sale of all Oil and Gas Operating Interests to MVP Holdings, Inc.

     On March 10, 1997, Phoenix entered into an Agreement with MVP Holdings, Inc. ("MVP"), a Nevada corporation. The Agreement essentially called for Phoenix to sell to MVP all of its operating assets excepting the RMCW operation. The properties being sold consisted of the West Virginia Oil and Gas Properties, including the pipeline systems known as Broad Run Pipeline, HPC Pipeline and Panther Pipeline and the rights-of-way associated with these pipelines; the Louisiana Oil and Gas Properties and miscellaneous other properties and assets owned by Phoenix, including all accounts receivable and payables incurred in the operation of the Oil and Gas properties, inventories of Oil and Gas and Assignment of the Erin Oil Co. Contract to drill wells; note receivable from James R. Hughes and note receivable from Erin Oil; right title and interests in all Watermaker and Watermaker projects.

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

     MVP also agreed to indemnify and hold Phoenix harmless from all liabilities that currently existed at the time of the transaction, including the AgPCA Judgment and any IRS claims arising out of the operation of HWP and HWI, that may be made.

     On April 9, 19997, the above Agreement was modified to give MVP the right of first refusal and a right to repurchase the shares issued to Phoenix in the event that Phoenix desired to sell said shares.

5.   Garnishee Judgment against Phoenix.

     On March 20, 1997, the Company was named as a Garnishee in the settlement of a Judgment rendered against James R. Ray, the Company's former President and Chief Executive Officer. The Judgment placed against the Company by the Superior Court of the State of Arizona, Maricopa County, was in the amount of $266,205.91 plus interest at 10% per annum until paid in full. On October 29, 1999, the garnishment was settled for by agreement with the Company to pay the claimant $200,000 cash. Of the balance due on the settlement, $100,000 has been paid by the Company subsequent to October 31, 1999.

6. Divestiture of Rocky Mountain Crystal Waters, Inc. and settlement of claims against Phoenix.

     On September 20, 1997 Phoenix Board of Directors determined that it was in the best interests of the Company to rescind the acquisition of RMCW. RMCW was not performing up to expectations and RMCW was making a claim that Phoenix was unable to properly fund the operation of RMCW due to the suppression of books and records of Phoenix; loss of financing due to the inability of Phoenix to produce audits or accurate in-house financial statements; loss of revenue by RMCW by reason of the above. RMCW also claimed business interruption due to actions of Phoenix and, in addition, that Phoenix failed to disclose liabilities in excess of five million dollars, consisting of AgPCA note and possible liabilities to the IRS.

     RMCW had threatened to commence suit against Phoenix based on the foregoing.

7.   Adoption of New Business Plan and Actions Relating thereto.

     To remedy this situation, and to get Phoenix back as a full reporting company, the Board determined that specific actions were required which had the possibility of returning value to the shareholders of Phoenix. In conjunction therewith the Board of Directors on September 20, 1997 entered into an Agreement with M. D. Price, Jr., acting as Escrow Agent ("Price"), whereby the Board authorized the issuance of fifteen million shares of restricted common stock to Price. Price agreed to seek and obtain a suitable merger or acquisition agreement with an on-going privately owned business; engage a qualified public accounting firm to audit the corporate
financial  records;   validate  the corporation's  corporate  status
and facilitate the filing of all delinquent reports with the U. S. Securities and Exchange Commission. At the time of the stock being issued to the Escrow Agent the Company's stock was trading at approximately $0.04 per share. Due to the restricted nature of the stock the value for the Subscription Agreement was determined to be $0.016 per share or $240,000.00 fair value. The Subscription Agreement is to be settled upon the successful completion of a merger or acquisition with an on-going private business.

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

8.   Sale of Assets to MVP Holdings, Inc.

     On March 10, 1997, the Company sold all of its assets to MVP
Holdings, Inc. in exchange for 4,000,000 shares of MVP Holdings, Inc., and the assumption of all liabilities. In October, 1997 the Company distributed all of its holdings in MVP Holdings, Inc. to its shareholders as a property distribution.

9.   Shell Corporation

     On October 31, 1999, Phoenix Resources Technologies, Inc. was a shell corporation.

10.  Stock Acquisition Agreement

     The Company entered into a Stock Acquisition Agreement on October 29, 1999, with Benjamin E. Traub, as agent for certain principals, whereby a total of 9,000,000 Section 144 shares of common stock were purchased for $300,000.00. A further 300,000 shares of restricted stock were issued to M.D. Price, Jr., in connection with his role as Escrow Agent to which the former Board of Directors determined that the reasonable value of Mr. Price's services as Escrow Agent carried a dollar value of $1,000.00.

11.  New Board of Directors Elected

     The Company elected a new Board of Directors on October 30, 1999, comprising of President: Mr. Benjamin E. Traub, Vice President: Robert Seitz and Secretary - Treasurer: Judee Fayle.

12.  Management Company's Services Engaged

     Subsequent to the Company's October 31, 1999, fiscal year end, the Company entered into a Management Agreement dated November 1, 1999, with Cyclone Financing Group, Inc. ("Cyclone"), a Canadian corporation located at 2nd Floor, 827 West Pender Street, Vancouver, British
Columbia, Canada   V6C 3G8.  Cyclone is an entity related through
common management personnel who are also shareholders of the Company.
A total of US$35,000.00 is payable to Cyclone, as a monthly management fee, for the management of the Company's affairs including: locating and negotiations for merger and/or acquisition prospects, administration, bookkeeping, faxing, photocopying, telephone charges, office space, supplies, news dissemination, filings with the SEC, management of various professional services such as accounting and legal work and other related operational costs.

13.  Option to Purchase 100% of HHPN Development Corporation

     Cyclone Financing Group, Inc., entered into an agreement on October 26, 1999, with certain parties who control HHPN Development Corporation, to purchase up to 100% of HHPN and associated products for a total of one hundred and seventy five million dollars in three stages as outlined in the Exhibits (HHPN Option Agreement). HHPN Development Corporation is a Delaware corporation based in San Diego, California. The owners of HHPN Development Corp., have created a suite of Web development tools, code named DBPanacea, which are designed to increase the flexibility while lowering the cost of developing Web sites that require database functionality, i.e. internet based business applications and Web sites used for e-commerce transactions.

     Its developers believe DBPanacea has some significant and noticeable advantages over competing products, especially in areas such as reducing overall development costs and time-to-production. Additionally, applications developed with DBPanacea are platform and database independent. Once all planned functionality has been implemented, sites developed with DBPanacea will run on NT, UNIX, LINUX or MAC without recoding, using SQL, Sybase, Oracle and most other database engines. DBPanacea will run on any webserver including Apache, Microsoft's Information Server, Netscape Server or any other server that supports servlets making DBPanacea potentially one of the most flexible and user friendly web development tools worldwide.

     Cyclone Financing Group, Inc. has assigned this agreement to Phoenix Resources Technologies, Inc., under agreement dated November 3, 1999, at no charge to the Company. There is no guarantee that the Company will exercise the option to acquire HHPN.

EMPLOYEES

     Other than the Officers, the Company had no other employees in 1999.

ITEM 2.   PROPERTIES.


     The Registrant has no assets and no properties as of October 15, 1999.

Executive and Administrative Offices

     The Registrant offices are located at 15945 Quality Trail North, Scandia, Minnesota 55073. The Company also uses office space in the offices of Cyclone Financing Group, Inc., a company with which a management agreement is in place as detailed in Item 12 of Part I hereof.


ITEM 3.   LEGAL PROCEEDINGS

Agricultural Production Credit Association

     The Company was a co-maker on a loan payable to Agricultural Production Credit Association (AG-PCA) along with its former subsidiary, Hughes Wood Products, Inc. and Houston Woodtech, Inc. On March 17, 1997, AG-PCA foreclosed on the underlying assets collateralizing the loan and was subsequently granted an approximate $3,236,048 judgment collectively against the Company, Hughes Wood Products, Inc. and Houston Woodtech, Inc.

     On August 21, 1998, AG-PCA filed litigation titled "Petition to Enforce Final Judgment" for collection of an unsatisfied balance of approximately $1,092,100, as of May 6, 1998, in Texas District Court against 17 named co-defendants, including the Company and its former officers. The litigation alleged various actions on behalf of the Company, its former officers, including Racketeering, Influence and Corrupt Organization (RICO)statute violations.

     In the March 1997 sale of the Company's assets to and assumption of liabilities by MVP Holdings, Inc., the Company was specifically indemnified in the sale document as follows: "The Purchaser (MVP) will guarantee seller (Company) that all debts of any kind including, but not limited to amounts owed to the United States Treasury Department, the State of Texas, Agricultural Production Credit Association and or Community Bank, N. A., incurred or owed by the Phoenix Resources Technologies, Inc. as of the closing date except the specific debts to be retained by Seller under this Agreement will be paid on a timely basis." Accordingly the Company vigorously pursued all avenues available to it in order to cancel this judgment and related litigation.

     On July 27, 1999, the Company entered into a Forbearance Agreement with AgPCA whereby the Company will pay AgPCA the total sum of $100,000 cash prior to the effective date of its merger or combination with a Private investor in full settlement of the Company's participation in the litigation discussed above. In the event that a merger or combination with a Private investor does not occur within one (1) year of the execution of the Agreement, the Agreement shall immediately and automatically terminate. The October 27, 1999, execution of the Stock Acquisition Contract triggered the liability to pay the $100,000 in settlement of this Forbearance Agreement and the amount was accrued at the date of the Forbearance Agreement. The liability under this

Agreement is to be paid from the proceeds to be collected from the Stock Acquisition Contract related to the sale of 9,000,000 shares of the Company's common stock.
Garnishment Payable

     On March 20, 1997, the Company was named as the Garnishee in the settlement of a judgment rendered against Mr. James R. Ray, the Company's former president and chief executive officer. The garnishment placed against the Company by the Superior Court of the State of Arizona, Maricopa County, was in the amount of $266,205.91, plus interest at 10.0% per annum until paid in full. The Company accrued this garnishment as a current liability and accrued the requisite interest on the unpaid balance through October 27, 1999. On October 27, 1999, the garnishment was settled for by agreement with the Company to pay the claimant $200,000 cash. Of the balance due on settlement, $100,000 was paid by the Company subsequent to October 31, 1999. The difference between the accrued amount and the $200,000 was credited to operations as forgiveness of debt.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Amendment to the Company's Articles

     On October 4, 1999, and pursuant to the Revised Corporate Statutes of the State of Nevada, and by proper shareholder vote of 55.55%, the Company adopted the following Articles of Amendment to the Articles of
Incorporation:

     1. Statement of Amendment: The amendment alters Article VII of the original Articles of Incorporation, filed with the State of Nevada on July 7, 1995:

                            Article VII

          The aggregate number of shares which this Corporation shall have the authority to issue is One Hundred Million shares (100,000,000) of $0.001 par value each, which shares shall be designated "Common Stock" and ten million (10,000,000) shares of $0.001 par value each, which shares shall be designated "Preferred Stock" and which may be issued in one or series at the discretion of the Board of Directors. In establishing a series, the Board of Directors shall give to it a distinctive designation so as to distinguish it from the shares of all other series and classes; shall fix the number of shares in such series, and the preferences, rights and restrictions thereof. All shares of any one series shall be alike in every particular manner except as otherwise provided by these Articles of Incorporation or the Corporate Laws of Nevada.

     The Amendment to Article VII of the original Articles of Incorporation was approved, in accordance with Section 78.385 and
Section 78.390 of the Revised Corporate Statutes of the State of
Nevada, by proper shareholder vote on October 2, 1999.

Reverse Split

     On October 15, 1999 the Company's shareholders, by a 55.5% vote, authorized a 100 to 1 reverse-split of the common stock and authorized the Directors and Officers of the Company to take such action as was deemed necessary to carry out this action.

                              PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDERS MATTERS.

DESCRIPTION OF SECURITIES

General

     The Registrant's Articles of Incorporation, as amended, authorize the issuance of 100,000,000 shares of Common Stock of $0.001 par value per share, with 9,272,400 shares outstanding as at fiscal year-end, October 31, 1999, and 9,092,400 shares issued and outstanding as at January 28, 2000.

     The Registrants common stock, until April 24, 1996, was publicly traded on the National Association of Securities Dealers, Inc. Automated Quotation System under the symbol "PRTI", within the NASDAQ Small Cap Market. In addition, the Registrants common stock was crosslisted and traded under the symbol of "HRS", on the Boston Stock Exchange until May 20, 1996, at which time it was deregistered by the Exchange. The Registrants common stock which is registered pursuant to Section 12(g) of the Securities Exchange Act, was removed from listing and trading was suspended from the NASDAQ
Stock Market and the Boston Stock Exchange due to the company's delinquency in filing its annual report and in preparing and submitting LAS application forms with NASDAQ to list additional securities issued in connection with its financing and acquisition activities during the fiscal year 1996.

Cancellation of Preferred Stock

     On October 4, 1999, through a Special Meeting of the Board of Directors it was resolved that 6,000,000 Preferred shares issued to Rocky Mountain Crystal Waters, Inc. were cancelled by contract between Rocky Mountain Crystal Waters and the Company.

     It was further determined that 1,200,000 shares of Class E Preferred shares issued in the name of Pacific Corporate Equities LLC ("Pacific") in May of 1995, be cancelled. Mr. James Ray who was the Company's President at the time the shares were issued to Pacific stated that the shares were cancelled. Mr. Ray is trying to locate the Partner of Pacific and stated that he had the shares in his possession and thought that he had surrendered these shares to the transfer agent. The transfer agent denies this.

     It should also be noted that on October 4, 1999, as determined at a Special Meeting of the Board of Directors, a former officer of the Company and controlling party of an entity (Southwest Holdings, Inc.) owning approximately 200,000 shares of Class A Preferred Stock, which did not go through the transfer agent, tendered 100% of the issued and outstanding shares of Class A Preferred Stock to the Company for cancellation with no further consideration being due to the tendering party. The par value of these issued and outstanding shares was credited to additional paid-in capital upon their cancellation. On October 15, 1999, through a Closing Resolution filed with Signature Stock Transfer, Inc. all of the Company's preferred stock was cancelled.

Reissue of Section 144 Common Stock

     On January 7, 2000, the Company returned 200,000 shares of Section 144 restricted common stock, formerly issued to Raven Capital Corp., to the transfer agent for cancellation and subsequent reissue in another party's name. These shares, which form part of the Stock Acquisition Agreement of October 29, 1999, will be re-issued to another party at a later date and will not affect the issued and outstanding capital of the Company.

Reverse-Split (100:1) October 15, 1999

     The Company, by way of a Special Meeting of the Board of Directors held on October 15, 1999, approved and caused a 100 to 1 reverse-split of the Company's common stock. The reverse-split was also authorized at a shareholders meeting of same date.

Stock Acquisition Agreement

     The Company entered into a Stock Acquisition Agreement on October 29, 1999, with Benjamin E. Traub, as agent for certain principals, whereby a total of 9,000,000 Section 144 shares of common stock were purchased for $300,000.00. A further 300,000 shares of restricted stock were issued to M.D. Price, Jr., in connection with his role as Escrow Agent to which the former Board of Directors determined that the reasonable value of Mr. Price's services as Escrow Agent carried a dollar value of $1,000.00.

Common Stock

     Each outstanding share of common stock is fully paid and non-assessable, and the holders thereof are entitled to one vote per share at all meeting of shareholders. All shares are equal to each other with regard to liquidation rights and dividends. The Articles of Incorporation of the Registrant do not include preemptive rights to purchase any additional shares of common stock and do not provide for cumulative voting in the election of directors. In the event of liquidation, dissolution or winding up of the Registrant, holders of common stock will be entitled to receive on a pro rata basis all of the assets of the Registrant after satisfaction of all liabilities.

     The Company's common stock is presently traded on the Over the Counter Bulletin Board, under the symbol "PRTI." The following table sets forth, for the quarter indicated, the low and high bid prices per share. Such quotations represent interdealer prices without retail markup, markdown or commission, and do not represent actual transactions.

                                     Price Per Share
                                   High            Low
Fiscal Year 1998
     First Quarter
          (Nov 1/97 - Jan 31/98)   $0.035         $0.01
     Second Quarter
          (Feb 1/98 - Apr 30/98)   $0.02          $0.005
     Third Quarter
          (May 1/98 - Jul 31/98)   $0.025         $0.015
     Fourth Quarter
          (Aug 1/98 - Oct 31/98)   $0.0225        $0.01

                                     Price Per Share
                                   High            Low
Fiscal Year 1999
     First Quarter
          (Nov 1/98 - Jan 31/99    $0.03          $0.02
     Second Quarter
          (Feb 1/99 - Apr 30/99)   $0.03          $0.02
     Third Quarter
          (May 1/99 - Jul 31/99)   $0.045         $0.015
     Fourth Quarter
          (Aug 1/99 - Oct 31/99)   $0.04          $0.02

     As at October 31, 1999, there were 347 holders of common stock of the Company. There have never been any dividends, cash or otherwise, paid on the common shares of the Company.

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

     In September 1997, the Company, in an effort to seek and obtain a suitable merger or acquisition agreement with an on-going privately owned business, issued 15,000,000 pre-split shares (150,000 post-reverse split shares) of unregistered, restricted common stock into the escrow account of the Company's former corporate attorney under a subscription agreement. The attorney is responsible for securing the Company's books and records, validating the Company's corporate status, procuring the services of a qualified independent certified accounting firm to audit the Company's financial statements, facilitate the filing of all delinquent reports with the US securities and Exchange Commission and evaluate potential private companies for either merger or acquisition. At the date of the execution of the subscription agreement, the Company's common stock had an estimated market trading price of approximately $0.04 per share on the date of the issuance of these shares. Due to the restricted nature of the shares issued into escrow, this Stock Subscription Agreement was valued at approximately $0.016 per share, or approximately $240,000 in total, as the "fair value" of this transaction. The Stock Subscription Agreement was to be settled upon the successful merger with or acquisition of a suitable private company.

     In September 1999, in anticipation of a transaction involving a change of control of the Company, the Company's Board of Directors and the Company's former corporate attorney agreed to reprice the stock subscription agreement to $0.001 per share, which equals the stated par value of the common stock, as there had been a deterioration in the quoted price of the Company's common stock and approximately two (2) years of no operations in the Company. The final settlement of the stock subscription agreement was a charge of approximately $15,000 to operations for the various services performed by the Company's former corporate attorney, as discussed above.

     On October 29, 1999, the Company entered into a Stock Acquisition Agreement with an unrelated third party for the purchase of 9,000,000 post-reverse split shares of restricted, unregistered common stock for total proceeds of $300,000. The proceeds, when received, were allocated to settle the outstanding judgment against the Company for $200,000 and to pay $100,000 to retire the Forbearance Agreement with the Agricultural Production Credit Association (AgPCA), which was triggered by the execution of the Stock Acquisition Agreement. Subsequent to October 31, 1999, the Company received $150,000 of the amount due which was applied $100,000 to the payment of the outstanding judgment and $50,000 to the Forbearance Agreement. In the event the balance of $150,000 is not received by the Company then the unsold portion of the 9,000,000 post-reverse split restricted shares will be returned to the Company and the monies received to that point are non-refundable.

     In October 1999, in connection with the Stock Acquisition Agreement, the Company agreed to issue 300,000 post-reverse split shares of restricted, unregistered common stock in April 2000 to an individual for services rendered in connection with the Stock Acquisition Agreement. Pursuant to generally accepted accounting principles, the Company will recognize a charge to operations for the fair value of these shares, as calculated on the discounted (50.0%) value of the quoted closing price of the Company's common stock on the date of issuance as required in the Contract.

     On December 17, 1999, the Company filed a Form S-8 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission to register 900,000 post-reverse split shares of common stock pursuant to the Company's 1999 Nonqualifying Stock Option Plan (1999 Plan). As stated in the 1999 Plan document, "this [1999 Plan is] for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interest of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company."

     On December 17, 1999, the Company granted options to purchase 200,000 shares of the Company's common stock at an exercise price of $3.00 per share under the 1999 Nonqualifying Stock Option Plan to its President. The options were granted in consideration of the value the President and his Board brought to the Company since their takeover on October 30, 1999. Additionally, the Company granted options to purchase 100,000 shares each to board members, Judee Fayle and Robert Seitz, at an exercise price of $3.00 per share. The decision of where to set the exercise price was based on the pre-determined plan (prior to takeover) to grant options to the board as close as possible to the going rate for the Company's stock prior to takeover. The average closing price of the Company's stock for the ten month period prior to takeover was $2.27, after taking the reverse stock split into consideration. On January 5, 2000, the President exercised 2,000 options for total proceeds to the Company of $6,000.00. The quoted market price of the Company's stock at the date of exercise was approximately $8.625. On January 24, 2000, both Robert Seitz and Judee Fayle exercised 5,000 shares for total proceeds to the Company of $30,000.00. The quoted market price of the Company's stock at January 24, 2000, was approximately $11.00. On January 28, 2000, both Robert Seitz and Judee Fayle exercised a further 5,000 shares each for total proceeds to the Company of $30,000.00. The quoted market price of the Company's stock at January 28, 2000, was approximately $11.75. On February 2, 2000, Ben Traub exercised 40,000 shares for total proceeds to the Company of $120,000.00. The quoted market price of the Company's stock at February 2, 2000, was $13.125. The differential between the exercise price and the market price of the Company's stock will be charged to operations on the exercise date.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

     The Company has been newly reorganized, and its operations to date have been in the areas of setting up the organization and financing.

     The Company had no revenue in the last two years. During the same period the Company had general and administrative expense in the amount of $15,000, and some expense related to the settlement of its law suit. The result is a loss of $21,689, or $0.05 per share.

     The Company settled the interlocutory Default Judgment which was filed against the Company on December 31, 1996, in the District Court, 11th Judicial District, Smith County Texas by Agricultural Production Credit Association ("AgPCA") in the principal amount of $3,045,140.35, together with pre-judgment interest from October 1, 1996 to date of Judgment. The Judgment was also entered in Wood County Circuit Court, Parkersberg, West Virginia on March 17, 1997, in the principal amount of $3,236,048.24 and also filed in the District Court, County of Arapaho, State of Colorado on September 26, 1997 in the principal amount of $3,236,047.74. To May, 1998, AgPCA reduced the debt through foreclosures on Hughes Wood Products, Inc. and Houston Woodtech, Inc.

     On July 27, 1999, the Company entered into a Forbearance Agreement with AgPCA whereby the Company will pay AgPCA the total sum of $100,000 cash prior to the effective date of its merger or combination with a Private investor in full settlement of the Company's participation in the litigation discussed above. The October 29, 1999, execution of the Stock Acquisition Agreement triggered the liability to pay $100,000 in settlement of this Forbearance Agreement and the amount was accrued at the date of the Forbearance Agreement. The liability is to be paid from the proceeds collected from the Stock Acquisition Agreement related to the sale of 9,000,000 shares of the Company's common stock. Of the balance due on the settlement, $50,000 has been paid by the Company subsequent to October 31, 1999.

     On March 20, 1997, the Company was named as a Garnishee in the settlement of a Judgment rendered against James R. Ray, the Company's former President and Chief Executive Officer. The Judgment placed against the Company by the Superior Court of the State of Arizona, Maricopa county, was in the amount of $266,205.91 plus interest at 10% per annum until paid in full. On October 29, 1999, the garnishment was settled for by agreement with the Company to pay the claimant $200,000.00 cash. Of the balance due on the settlement, $100,000 has been paid by the Company subsequent to October 31, 1999.

     Except for historical information, the matters discussed are forward-looking statements which involve risks and uncertainties, including, but not limited to economic, competitive, and technological factors affecting the Company's operations, markets, products, services, prices and other factors, which may cause results to differ materially from the results discussed in the forward-looking statements.

Liquidity and Capital Resources

     The Company has plans to raise additional capital through private placements, or otherwise, over the next 12 months in order to make it possible to acquire a suitable business for the Company. This could have an adverse effect on the balance sheet of the Company and make it more difficult to issue other shares for cash to raise additional capital.

Product Research and Development

     The Company does not anticipate conducting any product research and development during the next 12 months that would require significant capital.

Purchases or Sale of Plan and Equipment

     The Company anticipates that it will not need any purchase of significant plant or equipment in the near future.


ITEM 7.  INDEX TO FINANCIAL STATEMENTS

     The required accompanying financial statements begin on the following page:

               PHOENIX  RESOURCES TECHNOLOGIES, INC.

                               CONTENTS


                                                       Page

Report of Independent Certified Public Accountants     F-1

Financial Statements
 Balance Sheets as of October 31, 1999 and 1998        F-2

Statements of Operations and Comprehensive Income
 For the years ended October 31, 1999 and 1998         F-3

Statement of Changes in Stockholders' Equity
 for the years ended October 31, 1999 and 1998         F-4

Statements of Cash Flows
 for the years ended October 31, 1999 and 1998         F-5

Notes to Financial Statements                          F-6

S. W. HATFIELD, CPA
certified public accountants
[letterhead]

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Phoenix Resources Technologies, Inc.

We have audited the accompanying balance sheets of Phoenix Resources Technologies, Inc. (a Nevada corporation) as of October 31, 1999 and 1998 and the related statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Resources Technologies, Inc. as of October 31, 1999 and 1998 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

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


                              /s/ S. W. Hatfield
                              S. W. HATFIELD, CPA

Dallas, Texas
January 7, 2000





P.O. Box 820395                    9002 Green Oaks Circle, 2nd Floor
Dallas, Texas   75382-0395         Dallas, Texas 75243-7212
(214) 342-9635 (voice)             Fax (214) 342-9601
(800) 244-0639                     SWHCPA@aol.com

                 PHOENIX RESOURCES TECHNOLOGIES, INC.
                            BALANCE SHEETS
                      October 31, 1999 and 1998

                                ASSETS
                                   1999           1998
Current assets
 Cash on hand and in bank          $          -   $          -
                                   -------------  -------------
TOTAL ASSETS                       $          -   $          -
                                   =============  =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Forbearance agreement payable     $     100,000  $          -
 Judgment garnishment payable            200,000        293,311
                                   -------------  -------------
     Total liabilities                   300,000        293,311
                                   -------------  -------------
Commitments and contingencies

Stockholders' equity
 Preferred stock - $0.001 par value.
  50,000,000 shares authorized.
  Series A - 5.0% annual dividend, non-
  cumulative.  Convertible into 1,000,000
  shares of common stock after March 29,
  2000.  -0- and 200,000 shares issued and
  outstanding, respectively                   -             200
 Common stock - $0.001 par value.
  100,000,000 shares authorized.
  9,272,400 and 272,400 shares issued
  and outstanding, respectively            9,272            272
 Additional paid-in capital           13,405,140     13,338,940
 Accumulated deficit                 (12,681,012)   (12,659,323)
                                   -------------  -------------
                                         733,400        680,089
 Stock subscription receivable          (300,000)      (240,000)
 Treasury stock - at cost
  (5,600 shares)                        (733,400)      (733,400)
                                   -------------  -------------
     Total stockholders' equity         (300,000)      (293,311)
                                   -------------  -------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY              $          -   $          -
                                   =============  =============









The accompanying notes are an integral part
of these financial statements.                         F-2

                PHOENIX RESOURCES TECHNOLOGIES, INC.
          STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                Years ended October 31, 1999 and 1998

                                        1999           1998
Net revenues                            $      -       $      -

Operating expenses
 General and administrative expenses       15,000             -
                                        ---------      ---------
     Total operating expenses              15,000             -
                                        ---------      ---------
Loss from operations                      (15,000)            -

Other (expense) income
 Cost of settlement of
  contingent liability                   (100,000)            -
 Interest expense on
  judgment garnishment                    (27,181)       (26,620)
 Forgiveness of debt related to
  judgment garnishment                    120,492             -
                                        ---------      ---------
Loss from continuing operations
 before income taxes                      (21,689)       (26,620)

Income tax benefit (expense)                   -              -
                                        ---------      ---------
Net Loss                                  (21,689)       (26,620)

Other comprehensive income                     -              -
                                        ---------      ---------
Comprehensive Loss                      $ (21,689)     $ (26,620)
                                        =========      =========
Loss per weighted-average share of
 common stock outstanding computed on
 net loss - basic and fully diluted     $   (0.05)     $   (0.10)
                                        =========      =========
Weighted-average number of common
 shares outstanding                       395,688        272,400
                                        =========      =========














The accompanying notes are an integral part
of these financial statements.                         F-3

                 PHOENIX RESOURCES TECHNOLOGIES, INC.
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                Years ended October 31, 1999 and 1998

                                                                 Additional
                    Preferred Stock          Common stock        paid-in
                    Amount    Shares    Amount         Shares    capital
Balances at November 1,
 1997, as reported   200,000  $ 200      27,000,000    $ 27,000  $13,312,212

Effect of 1 for 100
 reverse stock split,
 including rounding
 of fractional shares,
 on October 15, 1999      -      -      (26,727,600)    (26,728)      26,728
                    --------  -----     -----------    --------  -----------
Balances at November 1,
 1997, as restated   200,000    200         272,400         272   13,338,940

Net loss for the year     -      -               -           -            -
                    --------  -----     -----------    --------  -----------
Balances at
 October 31, 1998    200,000    200         272,400         272   13,338,940

Return of and
cancellation of Series
A Preferred Stock
by shareholder      (200,000)  (200)             -           -           200

Repricing and settlement
 of stock subscription
 agreement                -      -               -           -      (225,000)

Private sale of common
 stock                    -      -        9,000,000    9,000         291,000

Net loss for the year     -      -               -        -               -
                    --------  -----     ----------- --------    ------------
Balances at
 October 31, 1999         -   $  -        9,272,400 $  9,272    $ 13,405,140
                    ========  =====     =========== ========    ============


















The accompanying notes are an integral part
of these financial statements.                         F-4a

                 PHOENIX RESOURCES TECHNOLOGIES, INC.
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 Years ended October 31, 1999 and 1998


                     Stock subscription Agreement
                     and Treasury stock
                     -------------------           Accumulated
                     Shares        Amount         deficit        Total
Balances at  November 1,
 1997, as reported   15,560,000    $   (973,400)  $ (12,632,703) $ (266,691)

Effect of 1 for 100
reverse stock split,
including rounding
of fractional shares,
on October 15, 1999 (15,404,400)             -               -           -
                    -----------    ------------   -------------  ----------
Balances at November 1,
 1997, as restated     155,600         (973,400)    (12,632,703)   (266,691)

Net loss for the year       -                -          (26,620)    (26,620)
                   -----------     ------------   -------------  ----------
Balances at
 October 31, 1998      155,600         (973,400)    (12,659,323)   (293,311)

Return of and cancellation
 of Series A Preferred
 Stock by shareholder       -                -               -           -

Repricing and settlement
 of stock subscription
 agreement            (150,000)         240,000              -       15,000

Private sale of common
 stock               9,000,000         (300,000)             -           -

Net loss for the year       -                -          (21,689)    (21,689)
                   -----------     ------------   -------------  ----------
Balances at
 October 31, 1999    9,005,600     $(1,033,400)   $ (12,681,012) $ (300,000)
                   ===========     ===========    =============  ==========
















The accompanying notes are an integral part
of these financial statements.                         F-4b

                 PHOENIX RESOURCES TECHNOLOGIES, INC.
                       STATEMENTS OF CASH FLOWS
                Years ended October 31, 1999 and 1998

                                             1999           1998
Cash flows from operating activities
 Net loss for the year                       $  (21,689)    $ (26,620)
 Adjustments to reconcile net loss to net
  cash provided by operating activities
  Common stock issued for consulting fees        15,000            -
  Increase in interest payable on judgment
   garnishment payable                           27,181        26,620
  Forgiveness of debt related to
   judgment garnishment                        (120,492)           -
  Accrual of forbearance agreement payable      100,000            -
                                             ----------     ---------
Net cash used in operating activities                -             -
                                             ----------     ---------
Cash flows from investing activities                 -             -
                                             ----------     ---------
Cash flows from financing activities                 -             -
                                             ----------     ---------
INCREASE (DECREASE) IN CASH                          -             -

Cash at beginning of year                            -             -
                                             ----------     ---------
Cash at end of year                          $       -      $      -
                                             ==========     =========
Supplemental disclosure of interest and
 income taxes paid
 Interest paid for the period                $       -      $      -
                                             ==========     =========
 Income taxes paid for the period            $       -      $      -
                                             ==========     =========



















The accompanying notes are an integral part
of these financial statements.                         F-5

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

The Company has had no operations since the year ended October 31, 1996 and no operating assets since the year ended October 31, 1997. Accordingly, the Company is solely dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

                PHOENIX RESOURCES TECHNOLOGIES, INC.

                    NOTES TO FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

2.   Income taxes

          The Company utilizes the asset and liability method of accounting for income taxes. At October 31, 1999 and 1998, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily the allowance for doubtful accounts, accumulated depreciation and certain liability items. A 100% valuation allowance was provided against deferred tax assets, where applicable.

          Due to the liquidation and/or disposition of all of the Company's assets, liabilities and operations as of October 31, 1997, the Company will have no available net operating loss carryforwards available for use in future years.

3.   Earnings (loss) per share

          Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings
          (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of October 31, 1999 and 1998, the Company has no outstanding warrants and options.


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

                PHOENIX RESOURCES TECHNOLOGIES, INC.

                    NOTES TO FINANCIAL STATEMENTS


NOTE D - PREFERRED STOCK TRANSACTIONS

On October 4, 1999, a former officer of the Company and controlling party of an entity owning approximately 200,000 shares of Class A Preferred Stock tendered 100% of the issued and outstanding shares of Class A Preferred Stock to the Company for cancellation with no further consideration being due to the tendering party. The par value of these issued and outstanding shares was credited to additional paid-in capital upon their cancellation.

NOTE E - COMMON STOCK TRANSACTIONS

On October 15, 1999, at a Special Meeting of the Shareholders, a 100 for 1 reverse split of the issued and outstanding common stock was approved. The effects of this action are reflected in the accompanying financial statements as of the first day of the first period presented.

On October 27, 1999, the Company entered into a Stock Acquisition Agreement with an unrelated third party for the purchase of 9,000,000 post-reverse split shares of restricted, unregistered common stock for total proceeds of $300,000. The proceeds, when received, were allocated to settle the outstanding judgment against the Company for $200,000 and to pay $100,000 to retire the Forbearance Agreement with the Agricultural Production Credit Association (AgPCA), which was triggered by the execution of the Stock Acquisition Agreement. Subsequent to October 31, 1999, the Company received $150,000 of the amount due which was applied $100,000 to the payment of the outstanding judgment and $50,000 to the Forbearance Agreement.

In September 1997, the Company, in an effort to seek and obtain a suitable merger or acquisition agreement with an on-going privately owned business, issued 15,000,000 pre-split shares (150,000 post-reverse split shares) of unregistered, restricted common stock into the escrow account of the Company's former corporate attorney under a subscription agreement. The attorney is responsible for securing the Company's books and records, validating the Company's corporate status, procuring the services of a qualified independent certified accounting firm to audit the Company's financial statements, facilitate the filing of all delinquent reports with the US Securities and Exchange Commission and evaluate potential private companies for either merger or acquisition. At the date of the execution of the subscription agreement, the Company's common stock had an estimated market trading price of approximately $0.04 per share on the date of the issuance of these shares. Due to the restricted nature of the shares issued into escrow, this Stock Subscription Agreement was valued at approximately $0.016 per share, or approximately $240,000 in total, as the "fair value" of this transaction. The Stock Subscription Agreement was to settled upon the successful merger with or acquisition of a suitable private company.

                PHOENIX RESOURCES TECHNOLOGIES, INC.

                    NOTES TO FINANCIAL STATEMENTS

NOTE E - COMMON STOCK TRANSACTIONS - Continued

In September 1999, in anticipation of a transaction involving a change in control of the Company, the Company's Board of Directors and the Company's former corporate attorney agreed to reprice the stock subscription agreement to $0.001 per share, which equals the stated par value of the common stock, as there had been a deterioration in the quoted price of the Company's common stock and approximately two (2) years of no operations in the Company. The final settlement of the stock subscription agreement was a charge of approximately $15,000 to operations for the various services performed by the Company's former corporate attorney, as discussed above.

In October 1999, in connection with the Stock Acquisition Agreement, the Company agreed to issue 300,000 post-reverse split shares of restricted, unregistered common stock in April 2000 to an individual for services rendered in connection with the Stock Acquisition Agreement. Pursuant to generally accepted accounting principles, the Company will recognize a charge to operations for the fair value of these shares, as calculated on the discounted (50.0%) value of the quoted closing price of the Company's common stock on the date of issuance as required in the Contract.

NOTE F - LITIGATION

Agricultural Protection Credit Association

The Company was a co-maker on a loan payable to Agricultural Production Credit Association (AgPCA) along with its former subsidiaries, Hughes
Wood Products, Inc. and Houston Woodtech, Inc.   On March 17, 1997,
AgPCA foreclosed on the underlying assets collateralizing the loan and was subsequently granted an approximate $3,236,048 judgment collectively against the Company, Hughes Wood Products, Inc. and Houston Woodtech, Inc.

On August 21, 1998, AgPCA filed litigation titled "Petition to Enforce Final Judgment" for collection of an unsatisfied balance of approximately $1,092,100, as of May 6, 1998, in Texas District Court against 17 named co-defendants, including the Company and its former officers. The litigation alleged various actions on behalf of the Company, its former officers, including Racketeering, Influence and Corrupt Organization (RICO) statute violations.

In the March 1997 sale of the Company's assets to and assumption of liabilities by MVP Holdings, Inc., the Company was specifically indemnified in the sale document as follows: "The Purchaser [MVP] will guarantee seller [Company] that all debts of any kind including but not limited to amounts owed to the United States Treasury Department, the State of Texas, Agricultural Production Credit Association and or Community Bank, N. A., incurred or owed by the Phoenix Resources Technologies, Inc. as of the closing date except the specific debts to be retained by Seller under this agreement will be paid on a timely basis." Accordingly, the Company vigorously pursued all avenues available to it in order to cancel this judgment and related litigation.

                PHOENIX RESOURCES TECHNOLOGIES, INC.

                    NOTES TO FINANCIAL STATEMENTS

NOTE F - LITIGATION - Continued

On July 27, 1999, the Company entered into a Forbearance Agreement with AgPCA whereby the Company will pay AgPCA the total sum of $100,000 cash prior to the effective date of its merger or combination with a Private investor in full settlement of the Company's participation in the litigation discussed above. In the event that a merger or combination with a Private investor does not occur within one (1) year of the execution of the Agreement, the Agreement shall immediately and automatically terminate. The October 27, 1999 execution of the Stock Acquisition Agreement triggered the liability to pay the $100,000 in settlement of this Forbearance Agreement and the amount was accrued at the date of the Forbearance Agreement. The liability under this Agreement is to be paid from the proceeds to be collected from the Stock Acquisition Agreement related to the sale of 9,000,000 shares of the Company's common stock.

Garnishment payable

On March 20, 1997, the Company was named as the Garnishee in the settlement of a judgment rendered against Mr. James R. Ray, the Company's former president and chief executive officer. The garnishment placed against the Company by the Superior Court of the State of Arizona, Maricopa County, was in the amount of $266,205.91, plus interest at 10.0% per annum until paid in full. The Company accrued this garnishment as a current liability and accrued the requisite interest on the unpaid balance through October 27, 1999. On October 27, 1999, the garnishment was settled for by agreement with the Company to pay the claimant $200,000 cash. Of the balance due on the settlement, $100,000 was paid by the Company subsequent to October 31, 1999. The difference between the accrued amount and the $200,000 was credited to operations as forgiveness of debt.

NOTE G - RELATED PARTY COMMITMENTS

The Company has executed a management agreement with Cyclone Financing Group, Inc. of 2nd Floor, 827 West Pender Street, Vancouver, British Columbia, Canada V6C 3G8, an entity related through common management personnel who are also shareholders of the Company, at the amount of
$35,000 (US Dollars) per month, effective November 1, 1999.   This
amount represents a management fee payable for the management of the company's affairs including: acquisition of projects, raising monies, administration (i.e. bookkeeping, photocopying, faxing, office space, telephone charges, supplies, news dissemination) and other related operational costs. Cyclone has billed the Company a total of $70,000 for the period from November 1, 1999 through December 31, 1999.

                PHOENIX RESOURCES TECHNOLOGIES, INC.

                    NOTES TO FINANCIAL STATEMENTS


NOTE H - SUBSEQUENT EVENTS

On December 17, 1999, the Company filed a Form S-8 Registration Statement under The Securities Act of 1933 with the U. S. Securities and Exchange Commission to register 900,000 post-reverse split shares of common stock pursuant to the Company's 1999 Nonqualifying Stock Option Plan (1999 Plan). As stated in the 1999 Plan document, "This [1999 Plan is] for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interest of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company."

On December 17, 1999, the Company granted options to purchase 200,000 shares of the Company's common stock at an exercise price of $3.00 per share under the 1999 Nonqualifying Stock Option Plan to its President. The options were granted in consideration of the value the President and his Board brought to the Company since their takeover on October 30, 1999. Additionally, the Company granted options to purchase 100,000 shares each to board members, Judee Fayle and Robert Seitz, at an exercise price of $3.00 per share. The decision of where to set the exercise price was based on the pre-determined plan (prior to takeover) to grant options to the board as close as possible to the going rate for the Company's stock prior to takeover. The average closing price of the Company's stock for the ten month period prior to takeover was $2.27, after taking the reverse stock split into consideration. On January 5, 2000, the President exercised 2,000 options for total proceeds to the Company of $6,000.00. The quoted market price of the Company's stock at the date of exercise was approximately $8.625. The differential between the exercise price and the market price of the Company's stock will be charged to operations on the exercise date.

On November 3, 1999, the Company acquired an option to purchase up to 100% of HHPN Development Corporation ("HHPN"), an unrelated company
located in San Diego, California,   HHPN  has developed a software
program that is used to develop database applications on the internet.

ITEM 8.   CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
          ACCOUNTING  AND FINANCIAL DISCLOSURES

     NONE


                              PART III

ITEM 9.   OFFICERS AND DIRECTORS

New Board of Directors Elected

     The Company elected a new Board of Directors on October 30, 1999, comprising of President: Mr. Benjamin E. Traub, Vice President: Robert Seitz and Secretary/Treasurer: Judee Fayle.

The officers and directors of Registrant are as follows:

Name                          Age       Position

Benjamin E. Traub             36        President, Director

Robert Seitz                  30        Vice President, Director

Judee Fayle                   41        Secretary/Treasurer, Director


Benjamin E. Traub

     Mr. Traub is the President and a Director of the Company. From 1991 to 1997, Mr. Traub was President of the Vancouver, British Columbia based, Imagenation Media Corp., a marketing consulting firm specializing in relationship and direct marketing. Mr. Traub presently serves in his capacity as President and Chief Executive Officer of Cyclone Financing Group, Inc., a Vancouver, British Columbia based consulting firm specializing in corporate management and financial marketing. Mr. Traub is responsible for developing corporate strategies and overall business development.

Robert Seitz

     Mr. Seitz is the Vice President and a Director of the Company. From June of 1994 to October of 1996, Mr. Seitz provided customer service, promotion and marketing skills to Host International Canada, a Vancouver, British Columbia based company which provides airport services. From November 1996 to February 1998, Mr. Seitz provided customer service and event co-ordination services to the Vancouver Trade and Convention Center. In April of 1998 until August of 1999, Mr. Seitz designed and set up various web pages for the Vancouver based company Public Image Inc., a company that provides contract labor for client firms, including dissemination of information and development of corporate overviews.

Judee Fayle

     Ms. Fayle is the Secretary/Treasurer, Chief Financial Officer and a Director of the Company. From June of 1993 to April 1995, in her capacity as Manager - Investor Relations, Ms. Fayle worked for the Northair Group of Companies, a Vancouver, British Columbia based management company to several Vancouver and/or Toronto Stock Exchange publicly traded companies. From October 1996 to March of 1997, Ms. Fayle worked for Image Power, Inc., a Vancouver Stock Exchange public company, as Manager - Administration. From October 1997 to March of 1998, Ms. Fayle held the position of Manager - Administration for a Toronto Stock Exchange publicly traded company, Napier International
Technologies, Inc.   Ms. Fayle also worked for  the Vancouver Stock
Exchange's Listings Department, for a three year period.

     The directors of the Company are elected annually by the shareholders for a term of one year or until their successors are elected and qualified. The officers serve at the pleasure of the Board of Directors.


ITEM 10.  EXECUTIVE COMPENSATION

     None of the Registrant's current officers or directors receives or has received any salary from Registrant during the preceding five years. Directors do not receive compensation for their services as directors and are not reimbursed for expenses incurred in attending board meeting.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     As of the Company's fiscal period ended October 31, 1999, there were a total of 9,272,400 shares of the Company's common stock outstanding and as at January 28, 2000, there are presently 9,092,400 outstanding shares of the Company's common stock.

     The following table sets forth the information as to the ownership of each person who, as of the date of this Form 10-KSB, owns of record, or is known by the Company to own beneficially, more than five percent (5%) of the Company's common stock, and the officers and directors of the Company.

                              Shares of                Percentage of
Name                          Common Stock             Ownership

Wealthy Investor
  Network Inc, [1]            7,292,000                     78%

Robert Seitz                     25,000                     <1%

Judee Fayle                      25,000                     <1%

All officers and directors
 as a group (3 persons)       7,362,000                     79%

[1] Mr. Benjamin E. Traub is the beneficial owner of Wealthy Investor Network, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Cyclone Financing Group, Inc., is the management company for Phoenix Resources Technologies, Inc. Ben Traub is president of both companies and 100% owner of Cyclone Financing Group, Inc.

Management Company's Services Engaged

     Subsequent to the Company's October 31, 1999, fiscal year end, the Company entered into a Management Agreement dated November 1, 1999, with Cyclone Financing Group, Inc. ("Cyclone"), a Canadian corporation located at 2nd Floor, 827 West Pender Street, Vancouver, British
Columbia, Canada   V6C 3G8.  Cyclone is an entity related through
common management personnel who are also shareholders of the Company.
A total of US$35,000.00 is payable to Cyclone, as a monthly management fee, for the management of the Company's affairs including: locating and negotiations for merger and/or acquisition prospects, administration, bookkeeping, faxing, photocopying, telephone charges, office space, supplies, news dissemination, filings with the SEC, management of various professional services such as accounting and legal work and other related operational costs.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


Reports on Form 8-K

     On November 12, 1999, a Form 8-K disclosing a Stock Acquisition Agreement dated October 29, 1999, and related change in control of the Company.

Exhibits

10.1      Forbearance Agreement with AgPCA
10.2      Amended Forbearance Agreement with AgPCA
10.3      Assignment of HHPN Option to Phoenix Resources Technologies,
          Inc.
23.1      Consent of Scott Hayfield.
27.1      Financial Data Schedule
99.1      Management agreement between Cyclone and Phoenix Resources
          Technologies, Inc.
99.2      HHPN Option Agreement with Cyclone.

                             SIGNATURES


     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated this 7th date of February, 2000.


                    PHOENIX RESOURCES TECHNOLOGIES, INC.


                    By:  /s/ Benjamin E. Traub
                         Benjamin E. Traub
                         President and Director

                    By:  /s/ Judee Fayle
                         Judee Fayle
                         Chief Financial Officer

                    By:  /s/ Robert Seitz
                         Robert Seitz
                         Vice President