Form 10QSB
period 2000-01-31
PHOENIX RESOURCES TECHNOLOGIES INC
filed 2000-03-16
CIK 808575

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB


(Mark one)
      xx    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
  ------    EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2000

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    -------------


                      Commission File Number:  000-19708

                     PHOENIX RESOURCES TECHNOLOGIES, INC.
       (Exact name of small business issuer as specified in its charter)



                Nevada                             84-1034982
       ------------------------              ------------------------
       (State of incorporation)              (IRS Employer ID Number)


                 15945 Quality Trail North, Scandia, MN  55073
                   (Address of principal executive offices)

                                (888)  709-3975
                          ---------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES  x   NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: March 6, 2000: 9,458,900

Transitional Small Business Disclosure Format (check one):  YES      NO  x

                     PHOENIX RESOURCES TECHNOLOGIES, INC.

              Form 10-QSB for the Quarter ended January 31, 2000

                               Table of Contents

                                                                         Page
Part I - Financial Information

     Item 1 Financial Statements                                            2

     Item 2 Management's Disclosure and Analysis or Plan of Operation      13

Part II - Other Information

     Item 1 Legal Proceedings                                              16

     Item 2 Changes in Securities                                          16

     Item 3 Defaults Upon Senior Securities                                16

     Item 4 Submission of Matters to a Vote of Security Holders            16

     Item 5 Other Information                                              16

     Item 6 Exhibits and Reports on Form 8-K                               16

Signatures                                                                 18

Part 1 - Item 1 - Financial Statements                                      2

                     PHOENIX RESOURCES TECHNOLOGIES, INC.
                                BALANCE SHEETS
                           January 31, 2000 and 1999

                                  (Unaudited)

                                                  2000             1999
                                              -------------    -------------
                   ASSETS
Current Assets
 Cash on hand and in bank                     $     22,272     $     -
                                              -------------    -------------
    Deposit on purchase                       $     20,000           -
                                              -------------    -------------
    Total current assets                      $     42,272           -
                                              -------------    -------------
Total Assets                                  $     42,272     $     -
                                              =============    =============
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Accounts payable                             $     35,000     $     -
                                              -------------    -------------
 Judgments payable                            $    150,000     $    299,966
                                              -------------    -------------
    Total current liabilities                 $    185,000     $    299,966
                                              -------------    -------------
Loans payable - related party                 $    150,099     $     -
                                              -------------    -------------
 Total Liabilities                            $    355,099     $    299,966
                                              -------------    -------------
Shareholders' Equity
 Preferred Stock - $0.001 par value
       Series A                                         -               200
    Common stock - $0.01 par value                   9,284           27,000
    Additional paid-in capital                  13,583,878       13,312,212
    Accumulated deficit                        (12,972,589)     (12,665,978)
                                              -------------    -------------
                                                   620,573          673,434
    Stock subscription receivable                 (180,000)        (240,000)
Treasury stock - at cost (5,600 shares)           (733,400)        (733,400)
                                              -------------    -------------
    Total shareholders' equity                    (292,827)        (299,966)
                                              -------------    -------------
Total Liabilities and Shareholders' Equity    $     42,272     $     -
                                              =============    =============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                     PHOENIX RESOURCES TECHNOLOGIES, INC.
                           STATEMENTS OF OPERATIONS
                 Three months ended January 31, 2000 and 1999

                                  (Unaudited)


Revenues                                                    2000         1999
--------                                                 ----------    --------
                                                         $       --    $     --
Operating Expenses

  General and administrative                                208,834          --
                                                         ----------------------
  Compensation expense relating to stock options
   exercised at less than "fair value"                       82,750          --
                                                         ----------------------
Loss from continuing operations before income taxes and
 other income (expenses)                                   (291,584)
                                                         ----------------------

Other income (expense)

  Interest income                                                 7          --

  Interest expense on judgment                                   --      (6,655)
                                                         ----------------------
                                                                  7      (6,655)
                                                         ----------------------


Loss before income taxes                                   (291,577)     (6,655)
                                                         ----------------------
Income tax expense                                               --          --
                                                         ----------------------
Net Loss                                                   (291,577)     (6,655)
                                                         ----------------------
Other comprehensive income                                       --          --
                                                         ----------------------
Comprehensive Loss                                         (291,577)     (6,655)
                                                         ======================
Weighted-average number of shares outstanding - basic     9,311,330     270,000

Weighted average number of shares outstanding - fully
 diluted                                                  9,632,830     270,000

Loss per share - basic and fully diluted                 $    (0.03)   $  (0.02)
                                                         ======================

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                     PHOENIX RESOURCES TECHNOLOGIES, INC.
                           STATEMENTS OF CASH FLOWS
                 Three months ended January 31, 2000 and 1999

                                  (Unaudited)

                                                                          2000               1999
                                                                       ----------          --------
Cash Flows from Operating Activities
 Net loss                                                              $(291,577)          $(6,655)
 Adjustments to reconcile net income to net cash provided by operating activities
    Compensation expense relating to stock options exercised              82,750
     at less than "fair value"
     Increase (decrease) in Judgment payable                            (150,000)            6,655
     Accounts payable                                                     35,000
                                                              ------------------------------------------
                                                                        (323,827)
                                                              ------------------------------------------
Cash Flows from Investing Activities

 Deposit on purchase                                                     (20,000)               --
                                                              ------------------------------------------
Cash Flows from Financing Activities

 Loan payable - related party                                            150,099                --

 Exercise of stock options                                               216,000                --
                                                              -----------------------------------------
                                                                         366,099                --
                                                              -----------------------------------------
Increase in Cash and Cash Equivalents                                     22,272

Cash and cash equivalents at beginning of period                       $      --           $    --
                                                              -----------------------------------------
Cash and cash equivalents at end of period                             $  22,272           $    --
                                                              =========================================

                     PHOENIX RESOURCES TECHNOLOGIES, INC.

                         Notes to Financial Statements


Note 1 - Basis of Presentation

Phoenix Resources Technologies, Inc. (Company) was originally incorporated in 1986 as Firma, Inc. under the laws of the State of Colorado as a corporation organized to evaluate unspecified business opportunities. In 1991, in accordance with a reorganization agreement, the Company acquired 100% of the issued and outstanding stock of Hughes Wood Products, Inc., a privately-owned Texas corporation, and changed its corporate name to Hughes Resources, Inc. Hughes Wood Products, Inc. became a wholly-owned subsidiary of the Company.

Pursuant to a plan of merger and reorganization, the Company, a Colorado corporation, merged into Hughes Resources, Inc., a Nevada corporation, on June 27, 1995. The purpose of this merger was to redomicile the Company from Colorado to Nevada. The Nevada corporation had been formed solely for this reorganization purpose and had no assets, liabilities or operations prior to the merger. The Articles of Incorporation of the surviving Nevada corporation were amended to increase the authorized number of common shares to 100,000,000 with a par value of $0.001 each and to increase the authorized number of preferred shares to 50,000,000 with a par value of $0.001 per share.

The Company has had no operations since the year ended October 31, 1996 until October 1999. The Company had no operating assets from the year ended October 31, 1997 until October 1999. Accordingly, the Company is solely dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. If feasible, it is the intent of management and significant shareholders to provide sufficient working capital, if needed, necessary to support the working capital needs of the Company until adequate financing is in place.

During interim periods, the Company follows the accounting policies set forth in its annual report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB filed with the U.S. Securities and Exchange Commission. The information presented herein does not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its annual report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending October 31, 2000.

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


2.  Income taxes

    The Company utilizes the asset and liability method of accounting for income taxes. At January 31, 2000 and 1999, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily the allowance for doubtful accounts, accumulated depreciation and certain liability items. A 100% valuation allowance was provided against deferred tax assets, where applicable.

    Due to the liquidation and/or disposition of all of the Company's assets, liabilities and operations as of October 31, 1997, the Company will have no available net operating loss carry forwards available for use in future years.

3.  Earnings (loss) per share

    Basic earnings (loss) per share is computed by dividing the net income
    (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of the outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, which ever is later.

Note 3 - Discontinued Operations

On March 10, 1997, the Company sold its assets to MVP Holdings Inc. in exchange for 4,000,000 shares of MVP Holdings Inc. restricted, unregistered common stock and the assumption by MVP Holdings, Inc. of all liabilities, known and unknown, of the Company. The shares received by the Company had a value of approximately $3.50 per share or an aggregate approximate $14,000,000. This transaction was valued by the Company at approximately $10,300,000, which approximates the net book value of the assets transferred less the value of the liabilities assumed. In October 1997, the Company distributed 100.0% of its holdings in MVP Holdings Inc. to its shareholders as a property distribution.


Note 4 - Loan Payable B Related Parties

On November 18, 1999, Ben Traub, the president of the Company, made a demand loan to the Company of $150,000, bearing interest at 6.5%.

                     PHOENIX RESOURCES TECHNOLOGIES, INC.

Note 5 - Stock Transactions


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

Common Stock Transactions

On January 28, 2000, options to purchase 5,000 common shares were exercised by Rob Seitz, an officer and a director of the Company, and the shares were issued for total proceeds of $15,000 to the Company. The quoted market price of the Company's stock at the date of exercise was approximately $11.75. The difference between the exercise price and the market price of the Company's stock was charged to operations on the exercise date for the above exercise of stock options.

On January 28, 2000, options to purchase 5,000 common shares were exercised by Judee Fayle, an officer and a director of the Company. The shares were issued for total proceeds of $15,000 to the Company. The quoted market price of the Company's stock at the date of exercise was approximately $11.75. The difference between the exercise price and the market price of the Company's stock was charged to operations on the exercise date for the above exercise of stock options.

On January 24, 2000, options to purchase 5,000 common shares were exercised by Rob Seitz, an officer and a director of the Company, and the shares were issued for total proceeds of $15,000 to the Company. The quoted market price of the Company's stock at the date of exercise was approximately $11.00. The difference between the exercise price and the market price of the Company's stock was charged to operations on the exercise date for the above exercise of stock options.

On January 24, 2000, options to purchase 5,000 common shares were exercised by Judee Fayle, an officer and a director of the Company. The shares were issued for total proceeds of $15,000 to the Company. The quoted market price of the Company's stock at the date of exercise was approximately $11.00. The difference between the exercise price and the market price of the Company's stock was charged to operations on the exercise date for the above exercise of stock options.

On January 5, 2000, options to purchase 2,000 common shares were exercised by Ben Traub, an officer and a director of the Company, and the shares issued for total proceeds of $6,000 to the Company. The quoted market price of the Company's stock at the date of exercise was approximately $8.625. The difference between the exercise price and the market price of the Company's stock was charged to operations on the exercise date for the above exercise of stock options.

On December 17, 1999, the Company filed a Form S-8 Registration Statement under The Securities Act of 1933 with the U.S. Securities and Exchange Commission to register 900,000 post-reverse split shares of common stock pursuant to the Company's 1999 Nonqualifying Stock Option Plan (1999 Plan) which was adopted by the Board of Directors on November 29, 1999.

                     PHOENIX RESOURCES TECHNOLOGIES, INC.

On December 17, 1999, the Company granted options to Ben Traub, Rob Seitz and Judee Fayle, all of whom are directors and officers of the Company, to purchase 400,000 shares of the Company's common stock at an exercise price of $3.00 per share under the 1999 Plan.

On October 27, 1999, the Company entered into a Stock Acquisition Agreement with Ben Traub, a related third party for the purchase of 9,000,000 post-reverse split shares of restricted, unregistered common stock for total proceeds of $300,000. The proceeds, when received, were allocated to settle the outstanding judgment against the Company for $200,000 and to pay $100,000 to retire the Forbearance Agreement with the Agricultural Production Credit Association (Ag-
PCA), which was triggered by the execution of the Stock Acquisition Agreement. Subsequent to October 31, 1999, the Company received $150,000 of the amount due which was applied $100,000 to the payment of the outstanding judgment and $50,000 to the Forbearance Agreement. The balances payable by the Company as of March 14, 2000 are $100,000 and $50,000 respectively.

On October 15, 1999, at a Special Meeting of the Shareholders, a 100 for 1 reverse split of the issued and outstanding common stock was approved.

In October 1999, in connection with the Stock Acquisition Agreement, the Company agreed to issue 300,000 post-reverse split shares of restricted, unregistered common stock in April 2000 to an individual for services rendered in connection with the Stock Acquisition Agreement. Pursuant to generally accepted accounting principles, the Company will recognize a charge to operations for the fair value of these shares, as calculated on the discounted (50.0%) value of the quoted closing price of the Company's common stock on the date of issuance as required by the Agreement.

In September 1997, the Company, in an effort to seek and obtain a suitable merger or acquisition agreement with an on-going privately owned business, issued 15,000,000 pre-split shares (150,000 post reverse split shares) of unregistered, restricted common stock into the escrow account of the Company's corporate attorney under a subscription agreement. The attorney is responsible for reviewing the Company's books and records, reviewing and updating the Company's corporate status, procuring the services of a qualified independent certified accounting firm to audit the Company's financial statements, facilitating the filing of all delinquent reports with the U.S. Securities and Exchange Commission and evaluating potential private companies for either merger or acquisition. The Company's common stock had an estimated market trading price of approximately $0.04 per share on the date of the issuance of these shares. Due to the restricted nature of the shares issued into escrow, the Stock Subscription Agreement was valued at approximately $0.016 per share, or approximately $240,000 in total, as the "fair value" of this transaction. The Stock Subscription Agreement will be settled upon the successful merger with or acquisition of a suitable private company.

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

                     PHOENIX RESOURCES TECHNOLOGIES, INC.

Note 6 - Litigation

Agricultural Production Credit Association (Ag-PCA)

The Company was a co-maker on a loan payable to Ag-PCA along with its former subsidiaries, Hughes Wood Products, Inc. and Houston Woodtech, Inc. On March 17, 1997, Ag-PCA foreclosed on the underlying assets collateralizing the loan and was subsequently granted an approximate $3,236,048 judgment collectively against the Company, Hughes Wood Products, Inc. and Houston Woodtech, Inc.

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

On August 21, 1998, Agricultural Production Credit Association (Ag-PCA) filed litigation titled "Petition to Enforce Final Judgment" for collection of an unsatisfied balance of approximately $1,092,100, as of May 6, 1998, in Texas District Court against 17 named co-defendants, including the Company and its former officers. The litigation alleges various actions on behalf of the Company, its former officers, including Racketeering, Influence and Corrupt Organization (RICO) statute violations.

On July 27, 1999, the Company entered into a Forbearance Agreement with Ag-PCA whereby the Company will pay Ag-PCA the total sum of $100,000 cash prior to the effective date of its merger or combination with a private investor in full settlement of the Company's participation in the litigation discussed above. The October 27, 1999 execution of the Stock Acquisition Agreement triggered the Company's obligation to pay the $100,000 in settlement of this Forbearance Agreement and the amount was accrued at the date of the Forbearance Agreement. The Company intends to use the proceeds received from the Stock Acquisition Agreement to pay Ag-PCA. The balance due to Ag-PCA as of March 14, 2000 is $50,000.

Garnishment Payable

On March 20, 1997, the Company was named as the garnishee in the settlement of a judgment rendered against Mr. James R. Ray, the Company's former president and chief executive officer. The garnishment placed against the Company by the Superior Court of the State of Arizona, Maricopa County, was in the amount of $266,205.91, plus interest at 10.0% per annum until paid in full. The Company accrued interest on the unpaid balance through October 27, 1999. On October 27,1999, the garnishment was settled for by agreement with the Company to pay the claimant $200,000 cash. The Company paid $100,000.

Note 7 - Related Party Commitments

The Company has executed a management agreement with Cyclone Financing Group, Inc. of 2nd Floor, 827 West Pender Street, Vancouver, British Columbia, Canada, V6C 3G8, an entity related through common management personnel who are also shareholders of the Company, at the amount of $35,000 (US Dollars) per month, effective November 1, 1999. This amount represents a management fee

                     PHOENIX RESOURCES TECHNOLOGIES, INC.

payable for the management of the Company's affairs including: acquisition of projects, raising monies, administration (i.e. bookkeeping, photocopying, faxing, office space, telephone charges and supplies) and other related operational costs. Cyclone has billed the Company a total of $105,000 for the period from November 1, 1999 through January 31, 2000.

Note 8 - Subsequent Events

Private Placement

On February 10, 2000, the Company issued 80,000 shares at a price of $2.50 per share for total gross proceeds of $200,000. As part of the placement, 6,000 warrants were issued and fees of $16,500 were paid. The holder of the warrant is entitled to purchase the common stock of the Company at a price of $3.00 subject to adjustment, through the Expiration Date of February 10, 2001.

Stock Options Granted

On February 16, 2000, the Company granted options to Duane, Morris & Heckscher to purchase 5,000 shares of the Company's common stock at an exercise price of $0.01 per share under the 1999 Nonqualifying Stock Option Plan. Duane Morris exercised 5000 shares of common stock. The quoted market price of the Company's stock on the date of exercise was $16.250. The difference between the exercise price and the market price of the Company's stock will be charged to operations on the exercise date.

On February 3, 2000, the Company granted options to Peter Somogyi to purchase 25,000 shares of the Company's common stock at an exercise price of $7.00 per share under the 1999 Nonqualifying Stock Option Plan. On March 6, 2000 Mr. Somogyi exercised 1,500 shares of common stock. The market price of the Company's stock on the date of exercise was $19.750. The difference between the exercise price and the market price of the Company's stock will be charged to operations on the exercise date.

Stock Options Exercised

Between February 1, 2000 and March 6, 2000, 86,500 shares of common stock of the Company were issued for total proceeds of $250,550 upon the exercise of options under the 1999 Nonqualifying Stock Option Plan. The quoted market price of the Company's stock at the dates of exercise ranged from approximately $12.00 to $19.75. The difference between the exercise price and the market price of the Company's stock will be charged to operations on the exercise date.

Exercise of Option to Purchase

On November 3, 1999, the Company acquired an option to purchase up to 100% of HHPN Development Corporation ("HHPN"), an unrelated company located in San Diego, California. HHPN has developed a software program that is used to develop database applications on the Internet.

On February 10, 2000, the Company exercised its option to purchase 50% of HHPN Development Corporation. Under the terms of the purchase agreement the Company agrees to pay $2,500,000 to the sellers of which a total of $161,618 has been paid as at March 8, 2000. The Company is also required to make minimum payments of $17,000.00 per month, up to a maximum of $200,000.00 per month pursuant to a budget acceptable to the board of HHPN and the Company. The Company can at any time, and at its sole discretion, elect to increase its monthly payments and/or pay HHPN in full.

                     PHOENIX RESOURCES TECHNOLOGIES, INC.

The Company also has options to purchase an additional 25% interest in HHPN for $50,000,000 and the remaining 25% interest for $125,000,000, these options expire on February 10, 2002.


               (Remainder of this page left blank intentionally)

Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Please refer to the Management's Discussion and Analysis of Financial Condition and Results of Operation as Outlined in its October 31, 1999, Form 10-KSB.

(1)  Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Factors that could cause or contribute to such difference include, but are not limited to, history of operating losses and accumulated deficit; need for additional financing; competition; dependence on management; risks related to proprietary rights; government regulation; and other factors discussed in this report and the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)  Recent Events

On January 25, 2000, Phoenix Resources Technologies entered into a $4 million equity investment line agreement with Eurofund Derivatives Ltd.. The Company issued to Eurofund Derivatives a Class A Warrant with an aggregate warrant exercise price of $4,000,000. The proposed maximum amount which can be exercised at any one time is $500,000. Exercise of the warrant depends upon whether the Company requires Eurofund Derivatives to do so.

On November 3, 1999, Cyclone Financing Group, Inc. transferred its rights in an
Assignment Agreement to Phoenix Resources Technologies.   Cyclone transferred
all of its rights in the HHPN Option Agreement, to purchase 100% of HHPN Development Corporation. This Option Agreement may be executed in several parts. On February 25, 2000, Phoenix Resources Technologies exercised Option 1 of the Option Agreement. As of March 8, 2000, the Company has paid $161,618 to HHPN. The Company is also required to make minimum payments to HHPN of $17,000.00 per month, up to a maximum of $200,000 per month. The Company has agreed to pay HHPN $2,500,000 for a 50% interest in HHPN. The Company also has the option to acquire the remaining 50% of HHPN.

Mr. Ben Traub is an officer of both Cyclone Financing Group and Phoenix Resources Technologies, Inc.. Mr. Traub has conditionally agreed to transfer the HHPN Option Agreement to Phoenix Resources Technologies, Inc. Cyclone has the right to either cancel the Assignment Agreement to Phoenix Resources Technologies, Inc. or claim from the Company restricted shares to make up for the difference in value enjoyed by Mr. Traub that would have resulted if certain deficiencies had not existed. These rights will expire once the $2.5 million has been paid in full to HHPN. Cyclone may only exercise these rights if certain deficiencies result in the reduction of value of Mr. Traub's ownership in Phoenix Resources Technologies, Inc. Deficiencies are defined in the Agreement as material deficiencies in information supplied to Mr. Traub by the former board of Phoenix Resources Technologies, Inc.

(3)  Plan of Operations, Liquidity and Capital Resources

The Company has been recently reorganized, and its operations to date have been in the areas of setting up its organization and financing. The Company has acquired a 50% interest in HHPN Development Corp. and its products. HHPN Development Corp., has created a suite of Web development tools, code named DBPanacea, which are designed to increase the flexibility while lowering the cost of developing Web sites that require database functionality, i.e. Internet based business applications and Web sites used for e-commerce transactions. The Company's goals are to develop HHPN or DB Panacea, acquire management for PRTI and ultimately acquire 100% of HHPN. As a result, the Company's personnel should increase.

The management of HHPN Development believe DBPanacea has some significant and noticeable advantages over competing products, especially in areas such as reducing overall development costs and time-to-production. Additionally, the Company understands that the applications developed with DBPanacea are platform and database independent. Once the planned functionality has been implemented, sites developed with DBPanacea are expected to operate on NT, UNIX, LINUX or MAC without recoding, using SQL, Sybase, Oracle and most other database engines. DBPanacea will run on any webserver including Apache, Microsoft's Information Server, Netscape Server or any other server that supports servlets making DBPanacea potentially one of the most flexible and user friendly web development tools worldwide.

At January 31, 2000, the Company had cash and cash equivalents of $22,272.00 compared to $0 at January 31, 1999. Working capital defined as current assets less current liabilities was $(142,728) at January 31, 2000 as compared to $(299,996) at January 31, 1999. The Company had current assets of $42,272 and a stockholders' deficit of $292,827 at January 31, 2000 compared to current assets of $0 and a stockholders' deficit of $299,966 at January 31, 1999.

The Company had capital expenditures of $325,300.78 for the three months ended January 31, 2000. Net cash flow provided by financing activities increased from $0 at January 31, 1999 to $366,099 for the period ended January 31, 2000. The increase is primarily due to the proceeds from the exercised stock options and a loan from a related party. On October 27, 1999, the Company received a loan for a $150,000 from Ben Traub, president of the Company.

On February 10, 2000, as part of a private placement, the company issued 80,000 shares at a price of $2.50 per share for total gross proceeds of $200,000. As part of the placement, 6,000 warrants were issued and fees of $16,500 were paid.

The report of our independent certified public accountants in connection with our annual year end financial statements are as of October 31, 1999. This report contains an explanatory paragraph indicating factors which create substantial doubt about our ability to continue as a growing concern. These factors include recurring net losses for fiscal year 1999 and uncertainty surrounding future equity financing through anticipated offerings. As of the date of that report, the Company was without viable operations or significant assets and was dependent upon certain significant shareholders to provide sufficient working capital. The Company's ability to implement its business plan is dependent upon obtaining adequate financial resources. The Company has been engaged in various exploratory discussions with prospective investors. While no specific terms have been negotiated, a due diligence process has begun on behalf of some investors who are considering a equity investment in the company. No assurance can be made that a private placement or public offering of Company's equity will be successful. In such an instance the Company intends to rely upon certain shareholders to meet future financing needs for the remainder fiscal year 2000 while the Company pursues other financing alternatives.

The Company needs to raise capital to continue its operations. In the three months of fiscal year 2000 to date, the Company has continued substantial operating losses which utilize most of its available cash reserves. The Company anticipates that it will continue to incur net losses for the foreseeable future. The Company had no operating revenue in the last two years. The balance sheet for the past three months show that the

Company has general and administrative expenses in the amount of $35,000, and some expenses related to the settlement of its law suit. The result is a loss of $21,689, or $0.05 per share.

The Company does not intend to pay cash dividends in the foreseeable future.

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

Item 5 - Other Information

Cyclone Financing Group, Inc., entered into an agreement on October 26, 1999, with certain parties who control HHPN Development Corporation, to purchase up to 100% of HHPN and associated products for a total of one hundred and seventy five million dollars in three stages. Cyclone Financing Group, Inc. has assigned this agreement to Phoenix Resources Technologies, Inc., under agreement dated November 3, 1999. The Company has exercised the option to acquire a 50% interest in HHPN. HHPN Development Corporation is a Delaware corporation based in San Diego, California. HHPN Development Corp., has created a suite of Web development tools, code named DBPanacea, which are designed to increase the flexibility while lowering the cost of developing Web sites that require database functionality, i.e. Internet based business applications and Web sites used for e-commerce transactions.

On January 25, 2000, Phoenix Resources Technologies entered into a $4 million equity investment line agreement with Eurofund Derivatives Ltd.. The Company issued to Eurofund Derivatives a Class A Warrant with an aggregate warrant exercise price of $4,000,000. The proposed maximum amount which can be exercised at any one time is $500,000. Exercise of the warrant depends upon whether the Company requires Eurofund Derivatives to do so.

There is no guarantee that the Company will exercise the option to acquire the other 50% of HHPN.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits
    4   Stock Option Plan/1/
    10  Equity Line Agreement
    10 Management agreement between Cyclone and Phoenix Resources Technologies, Inc./2/
    10  HHPN Option Agreement with Cyclone/3/
    15  Letter on Unaudited Interim Financial Information
    27  Financial Data Schedule

(b) On November 15, 1999, the Company filed a Form 8-K with the Securities and Exchange Commission to report a change in control, the resignation of the board of directors, the appointment of a new board and a stock acquisition agreement.

------------
/1/ Incorporated by reference to the Registrant's Registration Statement on Form
    S-8 filed with the Securities and Exchange Commission on December 17, 1999.

/2/ Incorporated by reference to the Registrant's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 9, 2000.

/3/ Incorporated by reference to the Registrant's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 9, 2000.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PHOENIX RESOURCES TECHNOLOGIES, INC.


March 15, 2000                     /s/ Ben Traub
                                   -------------
                              Ben Traub, President


                                   /s/ Judee Fayle
                                   ---------------
                              Judee Fayle, Secretary, Treasurer


                                   /s/ Rob Seitz
                                   -------------
                              Rob Seitz, Vice President