Form 10QSB
period 2000-04-30
PHOENIX RESOURCES TECHNOLOGIES INC
filed 2000-05-30
CIK 808575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)
 XX    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
----   OF 1934

                  For the quarterly period ended April 30, 2000

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
----

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

                   15945 Quality Trail North, Scandia MN 55073
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (888) 709-3975
                                 --------------
                           (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---  ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 26, 2000: 9,665,100

Transitional Small Business Disclosure Format (check one):    YES   NO X
                                                                 ---  ---

                      Phoenix Resources Technologies, Inc.

                Form 10-QSB for the Quarter ended April 30, 2000

                                Table of Contents


                                                                         Page
Part I - Financial Information

 Item 1  Financial Statements                                              3

 Item 2  Management's Discussion and Analysis or Plan of Operation        16


Part II - Other Information

 Item 1  Legal Proceedings                                                19

 Item 2  Changes in Securities                                            19

 Item 3  Defaults Upon Senior Securities                                  22

 Item 4  Submission of Matters to a Vote of Security Holders              22

 Item 5  Other Information                                                22

 Item 6  Exhibits and Reports on Form 8-K                                 22


Signatures                                                                22

S. W. HATFIELD, CPA
certified public accountants

Member:  American Institute of Certified Public Accountants
             SEC Practice Section
             Information Technology Section
         Texas Society of Certified Public Accountants


Item 1 - Part 1 - Financial Statements


                           Accountant's Review Report


Board of Directors and Shareholder
Phoenix Resources Technologies, Inc.

We have reviewed the accompanying balance sheets of Phoenix Resources Technologies, Inc. (a Nevada corporation) as of April 30, 2000 and 1999 and the accompanying statements of operations and comprehensive income for the six and three months ended April 30, 2000 and 1999 and statements of cash flows for the six months ended April 30, 2000 and 1999. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the
U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression on an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

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




                                                             S. W. HATFIELD, CPA
Dallas, Texas
May 26, 2000

                      Use our past to assist your future sm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com


                      Phoenix Resources Technologies, Inc.
                                 Balance Sheets
                             April 30, 2000 and 1999

                                   (Unaudited)

                                                               April 30,        April 30,
                                                                 2000            1999
                                                             ------------    ------------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                  $     15,922    $          -
                                                             ------------    ------------

Other Assets
   Option to acquire an unrelated entity                          264,871               -
                                                             ------------    ------------

Total Assets                                                 $    280,793    $          -
                                                             ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Accounts payable to related party                         $     10,097    $          -
   Judgment payable                                                     -         306,621
                                                             ------------    ------------

      Total current liabilities                                    10,097         306,621
                                                             ------------    ------------

Commitments and Contingencies

Shareholders' Equity Preferred stock - $0.001 par value.
      50,000,000 shares authorized.
         Series A - 5.0% annual dividend, non-
         cumulative.  Convertible into 1,000,000
         shares of common stock after March 29,
         2000.  -0- and 200,000 shares issued and
         outstanding, respectively                                      -             200
   Common stock - $0.001 par value.
      100,000,000 shares authorized.
      9,665,100and 272,400 shares issued
      and outstanding, respectively                                 9,665             272
   Additional paid-in capital                                  17,483,322      13,338,940
   Accumulated deficit                                        (16,418,291)    (12,672,633)
                                                             ------------    ------------
                                                                1,074,696         666,779
   Stock subscription receivable                                  (70,600)       (240,000)
   Treasury stock - at cost (560,000 shares)                     (733,400)       (733,400)
                                                             ------------    ------------

      Total shareholders' equity                                  270,696        (306,621)
                                                             ------------    ------------

Total Liabilities and Shareholders' Equity                   $    280,793    $          -
                                                             ============    ============

See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.

                      Phoenix Resources Technologies, Inc.
                Statements of Operations and Comprehensive Income
               Six and Three months ended April 30, 2000 and 1999

                                   (Unaudited)


                                     Six months     Six months     Three months   Three months
                                       ended          ended           ended         ended
                                      April 30,      April 30,       April 30,     April 30,
                                        2000           1999            2000          1999
                                     ----------     ----------     ----------     ----------
Revenues                             $        -     $        -     $        -     $        -
                                     ----------     ----------     ----------     ----------

Expenses
   Consulting, legal and
      professional fees               2,154,185              -      2,139,252              -
   Management fees to
      related party                     210,000              -        105,000              -
   Other general and
      administrative fees                53,031              -         48,900              -
   Compensation expense for
      issuances of common
      stock at less than
      "fair value"                    1,320,075              -      1,177,325              -
                                     ----------     ----------     ----------     ----------
      Total expenses                  3,737,291              -      3,470,477              -
                                     ----------     ----------     ----------     ----------

Loss from continuing operations
   before income taxes and other
   income (expenses)                 (3,737,291)             -     (3,470,477)             -

Other income (expenses)
   Interest income and other                 12              -             12              -
   Interest on judgment payable               -        (13,310)             -         (6,555)
                                     ----------     ----------     ----------     ----------

Loss before income taxes             (3,737,279)       (13,310)    (3,470,465)       (6,655)

Income tax expense                            -              -              -              -
                                     ----------     ----------     ----------     ----------

Net Loss                             (3,737,279)       (13,310)    (3,470,465)        (6,655)

Other comprehensive income                    -              -              -              -
                                     ----------     ----------     ----------     ----------

Comprehensive Loss                  $(3,737,279)      $(13,310)   $(3,470,465)   $    (6,555)
                                      =========     ==========     ===========    ==========

Loss per share of common stock
   outstanding, computed on net loss
-   basic and fully diluted              $(0.40)        $(0.01)        $(0.37)        $(0.02)
                                           ====           ====           ====           ====

Weighted-average number of
   shares outstanding                 9,301,281        272,400      9,466,156        272,400
                                      =========     ==========     ===========    ==========

See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.

                      Phoenix Resources Technologies, Inc.
                            Statements of Cash Flows
                    Six months ended April 30, 2000 and 1999

                                   (Unaudited)

                                                               Six months      Six months
                                                                 ended           ended
                                                               April 30,       April 30,
                                                                 2000            1999
                                                              -----------     -----------
Cash Flows from Operating Activities
   Net loss                                                   $(3,737,279)    $   (13,310)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Compensation expense for issuances of
         common stock at less than "fair value"                 1,320,075               -
       Common stock issued for consulting expenses              2,090,175               -
       Increase (decrease) in
         Accounts payable to a related party                       10,097               -
         Judgment payable                                               -          13,310
                                                              -----------     -----------
     Net cash provided by operating activities                   (316,932)              -
                                                              -----------     -----------

Cash Flows from Investing Activities
   Cash advanced for option to acquire
     an unrelated entity                                         (261,646)              -
                                                              -----------     -----------

Cash Flows from Financing Activities
   Payment of judgments payable                                  (300,000)              -
   Cash received on stock subscription receivable                 300,000               -
   Cash received on sales of common stock and
     exercise of stock options                                    911,000               -
   Cash paid to facilitate sale of common stock                   (16,500)              -
                                                              -----------     -----------
       Net cash provided by financing activities                  594,500               -
                                                              -----------     -----------

Increase in Cash and Cash Equivalents                              15,922               -

Cash and cash equivalents at beginning of period                        -               -
                                                              -----------     -----------

Cash and cash equivalents at end of period                   $     15,922    $          -
                                                              ===========     ===========


Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $          -    $          -
                                                              ===========     ===========
   Income taxes paid (refunded)                              $          -    $          -
                                                              ===========     ===========

Supplemental Disclosure of Non-Cash Investing
   and Financing Activities
     Common stock issued for option to acquire
       an unrelated entity                                   $      3,225    $          -
                                                              ===========     ===========

See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.

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

The Company has had no operations since the year ended October 31, 1996 and no operating assets since the year ended October 31, 1997. Accordingly, the Company became solely dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. If feasible, it is the intent of management and significant shareholders to provide sufficient working capital, if needed, necessary to support the working capital needs of the Company until adequate financing is in place.

On November 3, 1999, the Company acquired an option to purchase up to 100% of HHPN Development Corporation (HHPN), an unrelated company located in San Diego, California. HHPN has developed a software program that is used to develop database applications on the Internet. On February 10, 2000, the Company exercised its option to purchase 50.0% of HHPN and has options to purchase the remaining 50.0% through February 10, 2002.

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

2.   Income taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At April 30, 2000 and 1999, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and
     financial  reporting   purposes,   primarily  the  allowance  for  doubtful
     accounts, accumulated depreciation and certain liability items. A 100% valuation allowance was provided against deferred tax assets, where applicable.

3.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted_average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of April 30, 2000 and 1999, the Company's outstanding warrants and/or options are deemed to be anti_dilutive due to the Company's net operating loss position.


Note 3 - Option to Acquire an Unrelated Entity

On November 3, 1999, the Company acquired an option to purchase up to 100% of HHPN Development Corporation (HHPN), an unrelated company located in San Diego, California. HHPN has developed a software program that is used to develop database applications on the Internet. On February 10, 2000, the Company exercised its option to purchase 50% of HHPN for $2,500,000. The Company also has options to purchase an additional 25% interest in HHPN for $50,000,000 and the remaining 25% interest for $125,000,000. These options expire on February 10, 2002.

The Company is also required to make minimum payments of $17,000.00 per month, up to a maximum of $200,000.00 per month pursuant to a budget acceptable to the board of HHPN and the Company. The Company can at any time, and at its sole discretion, elect to increase its monthly payments and/or pay HHPN in full. As of April 30, 2000, the Company has paid a total of approximately $265,000 towards its obligations under this acquisition agreement.

                      Phoenix Resources Technologies, Inc.

Note 4 - Loan payable

In November 1999, the Company executed a $150,000 US$ revolving demand note payable to it's President and Chief Executive Officer. The note bears interest at 6.5%. At April 30, 2000, there is no outstanding balance on this note payable.


Note 5 - Preferred Stock Transactions

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


Note 6 - Common Stock Transactions

On October 15, 1999, at a Special Meeting of the Shareholders, a 100 for 1 reverse split of the issued and outstanding common stock was approved. The effects of this action are reflected in the accompanying financial statements as of the first day of the first period presented.

In September 1997, the Company, in an effort to seek and obtain a suitable merger or acquisition agreement with an on-going privately owned business, issued 15,000,000 pre-split shares (150,000 post reverse split shares) of unregistered, restricted common stock into the escrow account of the Company's then corporate attorney under a subscription agreement. The attorney was responsible for reviewing the Company's books and records, reviewing and updating the Company's corporate status, procuring the services of a qualified independent certified accounting firm to audit the Company's financial statements, facilitating the filing of all delinquent reports with the U.S. Securities and Exchange Commission and evaluating potential private companies for either merger or acquisition. The Company's common stock had an estimated market trading price of approximately $0.04 per share on the date of the issuance of these shares. Due to the restricted nature of the shares issued into escrow, the Stock Subscription Agreement was valued at approximately $0.016 per share, or approximately $240,000 in total, as the "fair value" of this transaction. The Stock Subscription Agreement was settled upon the successful merger with or acquisition of a suitable private company.

In September 1999, in anticipation of a transaction involving a change in control of the Company, the Company's Board of Directors and the Company's former corporate attorney agreed to reprice this stock subscription agreement to $0.001 per share, which equals the stated par value of the common stock, as there had been a deterioration in the quoted price of the Company's common stock and approximately two (2) years of no operations in the Company. The final settlement of the stock subscription agreement was a charge of approximately $15,000 to operations for the various services performed by the Company's former corporate attorney.

                      Phoenix Resources Technologies, Inc.

Note 6 - Common Stock Transactions - continued

On October 27, 1999, the Company entered into a Stock Acquisition Agreement with Ben Traub, a related third party for the purchase of 9,000,000 post-reverse split shares of restricted, unregistered common stock for total proceeds of $300,000. The proceeds, when received, were allocated to settle the outstanding judgment against the Company for $200,000 and to pay $100,000 to retire the Forbearance Agreement with the Agricultural Production Credit Association (AgPCA), which was triggered by the execution of the Stock Acquisition Agreement. As of April 30, 2000, all amounts due under this Agreement have been received by the Company and the related obligations have been satisfied.

On February 10, 2000, the Company sold 80,000 shares at a price of $2.50 per share for total gross proceeds of $200,000. As part of the placement, 6,000 warrants were issued and fees of $16,500 were paid. The holder of the warrant is entitled to purchase the common stock of the Company at a price of $3.00 subject to adjustment, through February 10, 2001.


Note 7 - Stock Options

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

On December 17, 1999, the Company granted options to purchase 200,000 shares of the Company's common stock at an exercise price of $3.00 per share under the 1999 Nonqualifying Stock Option Plan to its President. The options were granted in consideration of the value the President and his Board brought to the Company since their takeover on October 30, 1999. Additionally, the Company granted options to purchase 100,000 shares each to board members, Judee Fayle and Robert Seitz, at an exercise price of $3.00 per share. The decision of where to set the exercise price was based on the pre-determined plan (prior to takeover) to grant options to the board as close as possible to the going rate for the Company's stock prior to takeover. The average closing price of the Company's stock for the ten month period prior to takeover was $2.27, after taking the reverse stock split into consideration. On April 28, 2000, Ben Traub, Robert Seitz, and Judee Fayle, all officers and directors of the Company, rescinded an aggregate total of 298,000 of these unexercised options.

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

                      Phoenix Resources Technologies, Inc.

Note 7 - Stock Options - continued

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

On February 2, 2000, options to purchase 40,000 common shares were exercised by Ben Traub, an officer and a director of the Company; and the shares issued for total proceeds of $120,000 to the Company. The quoted market price of the Company's stock at the date of exercise was approximately $13.125. The difference between the exercise price and the market price of the Company's stock was charged to operations on the exercise date for the above exercise of stock options.

On February 3, 2000, the Company granted options to purchase 25,000 shares of the Company's common stock at an exercise price of $7.00 per share under the 1999 Nonqualifying Stock Option Plan to employee, Peter Somogyi.

On February 7, 2000, options to purchase 10,000 common shares were exercised by Ben Traub, an officer and a director of the Company; and the shares issued for total proceeds of $30,000 to the Company. The quoted market price of the Company's stock at the date of exercise was approximately $12.00. The difference between the exercise price and the market price of the Company's stock was charged to operations on the exercise date for the above exercise of stock options.

On February 11, 2000, options to purchase 30,000 common shares were exercised by Ben Traub, an officer and a director of the Company; and the shares issued for total proceeds of $90,000 to the Company. The quoted market price of the Company's stock at the date of exercise was approximately $15.00. The difference between the exercise price and the market price of the Company's stock was charged to operations on the exercise date for the above exercise of stock options.

                      Phoenix Resources Technologies, Inc.

Note 7 - Stock Options - continued

On February 16, 2000, the Company granted options to purchase 5,000 shares of the Company's common stock at an exercise price of $0.01 per share under the 1999 Nonqualifying Stock Option Plan to the law firm, Duane Morris & Heckscher for continued legal guidance.

On February 17, 2000, options to purchase 5,000 common shares were exercised by Duane Morris Heckscher; and the shares issued for total proceeds of $50 to the Company. The quoted market price of the Company's stock at the date of exercise was approximately $16.25. The difference between the exercise price and the market price of the Company's stock was charged to operations on the exercise date for the above exercise of stock options.

On March 6, 2000, options to purchase 1,500 common shares were exercised by Peter Somogyi; and the shares issued for total proceeds of $ 10,500 to the Company. The quoted market price of the Company's stock at the date of exercise was approximately $19.75. The difference between the exercise price and the market price of the Company's stock was charged to operations on the exercise date for the above exercise of stock options.

On March 20, 2000, options to purchase 10,000 common shares were exercised by Peter Somogyi; and the shares issued for total proceeds of $ 70,000 to the Company. The quoted market price of the Company's stock at the date of exercise was approximately $17.125. The difference between the exercise price and the market price of the Company's stock was charged to operations on the exercise date for the above exercise of stock options

On March 29, 2000, options to purchase 3,500 common shares were exercised by Peter Somogyi; and the shares issued for total proceeds of $ 24,500 to the Company. The quoted market price of the Company's stock at the date of exercise was approximately $15.50. The difference between the exercise price and the market price of the Company's stock was charged to operations on the exercise date for the above exercise of stock options.

On April 18, 2000, the Company granted options to employee, Peter Somogyi, to purchase an additional 50,000 shares of the Company's common stock at an exercise price of $7.00 per share under the 1999 Nonqualifying Stock Option Plan.

On April 18, 2000, the Company granted options to purchase 100,000 shares of the Company's common stock at an exercise price of $7.00 per share under the 1999 Nonqualifying Stock Option Plan to employee, Jason Lee.

On April 26, 2000, options to purchase 10,000 common shares were exercised by Peter Somogyi; and the shares issued for total proceeds of $ 70,000 to the Company. The quoted market price of the Company's stock at the date of exercise was approximately $12.50. The difference between the exercise price and the market price of the Company's stock was charged to operations on the exercise date for the above exercise of stock options.

                      Phoenix Resources Technologies, Inc.

Note 7 - Stock Options - continued

On April 28, 2000, the Company granted options to purchase 5,000 shares of the Company's common stock at an exercise price of $0.01 per share under the 1999 Nonqualifying Stock Option Plan to the law firm, Duane Morris & Heckscher.

On April 28, 2000, options to purchase 160,000 common shares were granted to and exercised by Ben Traub under the 1999 Nonqualifying Stock Option Plan. These options were exercised for cash proceeds of $550 and the reimbursement to Mr. Traub for the payment of consulting fees to M. D. Price, Jr., the Company's former corporate legal counsel, paid on behalf of the Company by Mr. Traub in the amount of $1,959,450. The quoted market price of the Company's stock at the date of exercise was approximately $12.25. There was no difference between the exercise price and the market price of the Company's stock on the exercise date of the stock options; therefore no charge was made to operations.

The following table summarizes all options granted from December 31, 1999 through April 30, 2000:

     Options      Options        Options        Options       Exercise price
     granted     exercised     terminated     outstanding       per share
     -------     ---------     ----------     -----------     --------------

     745,000      292,000        298,000        155,000       $0.01 - $7.00
     =======      =======        =======        =======

The weighted average exercise price of all issued and outstanding options at April 30, 2000 was approximately $6.77.


Note 8 - Litigation

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

                      Phoenix Resources Technologies, Inc.

Note 8 - Litigation - continued

Agricultural Protection Credit Association - continued

 On July 27, 1999, the Company entered into a Forbearance Agreement with AgPCA whereby the Company will pay AgPCA the total sum of $100,000 cash prior to the effective date of its merger or combination with a Private investor in full settlement of the Company's participation in the litigation discussed above. In the event that a merger or combination with a Private investor does not occur within one (1) year of the execution of the Agreement, the Agreement shall immediately and automatically terminate. The October 27, 1999 execution of the Stock Acquisition Agreement triggered the liability to pay the $100,000 in settlement of this Forbearance Agreement and the amount was accrued at the date of the Forbearance Agreement. The liability under this Agreement is was paid from the proceeds collected from the Stock Acquisition Agreement related to the sale of 9,000,000 shares of the Company's common stock.

On March 15, 2000, AgPCA executed a "Receipt and Acknowledgment of Payment in Full" for the $100,000 obligation. The Company has no further obligation under this obligation.

Garnishment payable

On March 20, 1997, the Company was named as the Garnishee in the settlement of a judgment rendered against Mr. James R. Ray, the Company's former president and chief executive officer. The garnishment placed against the Company by the Superior Court of the State of Arizona, Maricopa County, was in the amount of $266,205.91, plus interest at 10.0% per annum until paid in full. The Company accrued this garnishment as a current liability and accrued the requisite interest on the unpaid balance through October 27, 1999. On October 27, 1999, the garnishment was settled for by agreement with the Company to pay the claimant $200,000 cash. The difference between the accrued amount and the $200,000 was credited to operations as forgiveness of debt. As of April 30, 2000, the Company has paid this obligation in full and has no further liability to the claimant.


Note 9 - Related Party Commitments

The Company has executed a management agreement with Cyclone Financing Group, Inc. of 2nd Floor, 827 West Pender Street, Vancouver, British Columbia, Canada V6C 3G8, an entity related through common management personnel who are also shareholders of the Company, at the amount of $35,000 (US Dollars) per month, effective November 1, 1999. This amount represents a management fee payable for the management of the company's affairs including: acquisition of projects, raising monies, administration (i.e. bookkeeping, photocopying, faxing, office space, telephone charges, supplies, news dissemination) and other related operational costs. Cyclone has billed the Company a total of $210,000 for the period from November 1, 1999 through April 30, 2000 and the Company has an outstanding balance due Cyclone of approximately $10,000 as of April 30, 2000.

                      Phoenix Resources Technologies, Inc.

Note 9 - Related Party Commitments

In October 1999, in connection with a Stock Acquisition Agreement, the Company agreed to issue 300,000 post-reverse split shares of restricted, unregistered common stock in April 2000 to the Company's Company's former corporate attorney for services rendered in connection with the Stock Acquisition Agreement. This obligation was satisfied on behalf of the Company by the Company's President and Chief Executive Officer with the transfer of 300,000 restricted, unregistered shares of the Company's common stock owned by the Company's President and Chief Executive Officer. The Company recognized a charge to operations of approximately $1,959,450 for the fair value of these shares, as calculated on the discounted (50.0%) value of the quoted closing price of the Company's common stock on the date of settlement and the Company's President and Chief Executive Officer was given credit for this payment against the amount due from the President on the exercise of options to purchase 160,000 shares of stock.


Note 10 - Financing Agreements

On April 12, 2000, the Company entered into a $10 million equity investment line agreement with Eurofund Derivatives Ltd. This agreement replaces one dated January 25, 2000 for a $4 million equity investment line. The Company issued to Eurofund Derivatives a Class A Warrant with an aggregate warrant exercise price of $10,000,000. The proposed maximum amount which can be exercised at any one time is $1,000,000. Eurofund may not exercise the warrant until the Company notifies Eurofund Derivatives to do so by issuing notice in writing. Eurofund may then exercise the warrant but such exercise is dependent on market conditions and therefore there is no guarantee that the warrant will ever be exercised.


Note 11 - Subsequent Events

On May 2, 2000, the Company granted options to purchase 500 shares of the Company's common stock at an exercise price of $0.01 per share under the 1999 Nonqualifying Stock Option Plan to consultant, Patrick McEvoy. On May 4, 2000, options to purchase 500 common shares were exercised by Patrick McEvoy; and the shares issued for total proceeds of $ 5 to the Company. The quoted market price of the Company's stock at the date of exercise was approximately $13.25. The difference between the exercise price and the market price of the Company's stock was charged to operations on the exercise date for the above exercise of stock options.

On May 5, 2000, the Company sold 30,000 shares at a price of $5.00 per share for total gross proceeds of $150,000. As part of the placement, 15,000 warrants were issued and no commissions or fees paid.

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

(2)      Plan of Operations

The Company has been reorganized and its operations to date have been in the areas of setting up its organization and financing. The Company has exercised an option to acquire a 50% interest in HHPN Development Corp. and its products. HHPN Development Corp., has created a suite of Web development tools, also known as a web application server, code named DBPanacea, which are designed to increase the flexibility while lowering the cost of developing Web sites that require database functionality, e.g. Internet based business applications and Web sites used for e-commerce transactions. The Company's goals are to develop HHPN or DBPanacea, retain a senior management team for The Company and ultimately acquire 100% of HHPN. As a result, the Company's personnel and related costs are anticipated to increase in future periods.

The Company needs to raise capital to continue its operations. In the six months of fiscal year to date, the Company has continued substantial operating losses which utilize most of its available cash reserves. The Company anticipates that it will continue to incur net losses for the foreseeable future. The Company had no operating revenue in the last two years. The Company has incurred aggregate general and administrative expenses of approximately $2,417,216. Further, the Company has charged operations approximately $1,320,000 for the difference between the "fair value" of its common stock at the date of the exercise of granted stock options and the actual cash proceeds received. Total loss per share for the six months ended April 30, 2000 was $(0.40).

On November 3, 1999, Cyclone Financing Group, Inc. transferred its rights in an Assignment Agreement to the Company. Cyclone transferred all of its rights in the HHPN Option Agreement, to purchase 100% of HHPN Development Corporation. This Option Agreement may be executed in three stages. On February 10, 2000, The Company exercised Option 1 of the Option Agreement. The Company has agreed to pay HHPN $2,500,000 for a 50% interest in HHPN.. As of May 19, 2000, the Company had paid approximately $265,000 either directly to HHPN or on behalf of HHPN. The Company is required to make minimum payments to HHPN of $17,000.00 per month, up to a maximum of $200,000 per month. The Company also has the option to acquire a further 25% of HHPN for $50 million and the remaining 25% of HHPN for a further investment of $125 million.

Mr. Ben Traub is an officer of both Cyclone Financing Group Inc. and the Company. Mr. Traub agreed to transfer the HHPN Option Agreement to the Company for $10.00. Cyclone formerly had the right to either cancel the Assignment Agreement to The Company or claim from the Company restricted shares to make up for the difference in value enjoyed by Mr. Traub that would have resulted if certain deficiencies in the Company had not existed. Cyclone may only have exercised these rights if certain deficiencies resulted in the reduction of value of Mr. Traub's ownership in the Company Deficiencies were defined in the Agreement as material deficiencies in information supplied to Mr. Traub by the former board of the Company. These rights were to expire once the $2.5 million had been paid in full to HHPN. During the second quarter of Fiscal 2000, Mr. Traub waived these rights and the Company's option to purchase HHPN is now irrevocable by Mr. Traub under any circumstances.

In February and March 2000, the Company received favorable independent evaluations of HHPN's principal product and believes that positive market acceptance of HHPN's internet web application software product could generate revenues for the Company.

The Company believes that websites developed with the HHPN software product will be able to operate on WindowsNT, UNIX, LINUX or MAC without recoding, using SQL, Sybase, Oracle and most other database engines. Further, the software is anticipated to run on any webserver including Apache, Netscape Server or any other server that supports servlets. The software is in its first edition and although early testing has provided positive feedback, the Company acknowledges that it will have to invest heavily in ongoing development to continue maintain and create ongoing technological advantages and there is no guarantee that it will be able to do so. Most of the Company's existing competitors have more resources, which will make it difficult for the Company to compete.


(3)      Liquidity and Capital Resources

The reports of our independent certified public accountants on the accompanying interim financial statements and our annual year end financial statements, as of October 31, 1999, contain an explanatory paragraph indicating factors which create substantial doubt about our ability to continue as a going concern. These factors include recurring net losses for fiscal year 1999 and uncertainty surrounding future equity financing through anticipated offerings. As of the date of each respective report, the Company was without viable operations or significant assets and was dependent upon certain significant shareholders to provide sufficient working capital.

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

At April 30, 2000, the Company had cash and cash equivalents of approximately $16,000 compared to $-0- at April 30, 1999. Working capital, defined as current assets less current liabilities, was approximately $6,000 at April 30, 2000 as compared to $-0- at April 30, 1999. The Company had current assets of approximately $16,000 and cumulative stockholders' equity of $270,696 at April 30, 2000 compared to current assets of $-0- and cumulative stockholders' deficit of $(306,621) at April 30, 1999.

The Company had no capital expenditures for the six months ended April 30, 2000. However, t he Company anticipates that it will need to purchase equipment in the near future to implement the launch of its products.

Net cash flow provided by financing activities increased from $-0- at April 30, 1999 to $594,500 for the period ended April 30, 2000. The increase is primarily due to the proceeds from exercised stock options and a private placement of restricted stock. Initial working capital during Fiscal 2000 was provided by a loan from the Company's President and Chief Executive Officer, which was subsequently repaid during the first six months of Fiscal 2000. The Company has not paid dividends in prior periods and does not intend to pay cash dividends in the foreseeable future.

On February 10, 2000, as part of a private placement, the company issued 80,000 shares at a price of $2.50 per share for total gross proceeds of $200,000. As part of the placement, 6,000 warrants were issued with a strike price of $3 and a term of one year, and fees of $16,500 were paid.

On May 5, 2000, as part of a private placement, the company issued 30,000 shares at a price of $5.00 per share for total gross proceeds of $150,000. As part of the placement, 15,000 warrants were issued with a strike price of $10 and a term of two years. No fees were paid.

On April 12, 2000, the Company entered into a $10 million equity investment line agreement with Eurofund Derivatives Ltd., which replaced a January 25, 2000 agreement for a $4 million equity investment line. The Company issued to Eurofund Derivatives a Class A Warrant with an aggregate warrant exercise price of $10,000,000. The proposed maximum amount which can be exercised at any one time is $1,000,000. Eurofund may not exercise the warrant until the Company notifies Eurofund Derivatives to do so by issuing notice in writing. Eurofund may then exercise the warrant but such exercise is dependant on market conditions and therefore there is no guarantee that the warrant will ever be exercised.

On April 19, 2000, the Company was granted a listing by the Deutsche Boerse AG to begin trading on the Third Market Segment of the Frankfurt Stock Exchange. The trading symbol is "PHU" and the German securities code is 898 258. The Company's trades are facilitated by Berliner Freiverkehr AG, a major German investment banking and brokerage firm. The Geneva Group Inc. facilitated the Frankfurt listing and, in conjunction with Teamwork Kommunikations Gmbh., will act as a consultant to the Company concerning investor relations, introductions to strategic partners and corporate financing activities in Europe.

(4)      Year 2000 Considerations

The Year 2000 (Y2K) date change was believed to affect virtually all computers and organizations. The Company undertook a comprehensive review of its information systems, including personal computers, software and peripheral devices, and its general communications systems during 1999 and made all necessary modifications, upgrades or replacements that it believed were necessary to address its potential internal Y2K exposures.

The Company also held discussions with its significant suppliers, shippers, customers and other external business partners related to their readiness for the Y2K date change.

The costs associated with the Y2K date change compliance did not have a material effect on the Company's financial position or its results of operations. The Company has experienced no negative impact from any potential Y2K issues through March 31, 2000. However, there can be no continued assurance that all of the Company's systems and the systems of its suppliers, shippers, customers or other external business partners will continue function adequately.





                (Remainder of this page left blank intentionally)

Part II - Other Information

Item 1 - Legal Proceedings

     See Notes to the Financial Statements

Item 2 - Changes in Securities

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

     On December 17, 1999, the Company granted options to purchase 200,000 shares of the Company's common stock at an exercise price of $3.00 per share under the 1999 Nonqualifying Stock Option Plan to its President. The options were granted in consideration of the value the President and his Board brought to the Company since their takeover on October 30, 1999. Additionally, the Company granted options to purchase 100,000 shares each to board members, Judee Fayle and Robert Seitz, at an exercise price of $3.00 per share. The decision of where to set the exercise price was based on the pre-determined plan (prior to takeover) to grant options to the board as close as possible to the going rate for the Company's stock prior to takeover. The average closing price of the Company's stock for the ten month period prior to takeover was $2.27, after taking the reverse stock split into consideration. On April 28, 2000, Ben Traub, Robert Seitz, and Judee Fayle, all officers and directors of the Company, rescinded an aggregate total of 298,000 of these unexercised options.

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

     On February 2, 2000, options to purchase 40,000 common shares were exercised by Ben Traub, an officer and a director of the Company; and the shares issued for total proceeds of $120,000 to the Company. The quoted market price of the Company's stock at the date of exercise was approximately $13.125. The difference between the exercise price and the market price of the Company's stock was charged to operations on the exercise date for the above exercise of stock options.

     On February 3, 2000, the Company granted options to purchase 25,000 shares of the Company's common stock at an exercise price of $7.00 per share under the 1999 Nonqualifying Stock Option Plan to employee, Peter Somogyi.

     On February 7, 2000, options to purchase 10,000 common shares were exercised by Ben Traub, an officer and a director of the Company; and the shares issued for total proceeds of $30,000 to the Company. The quoted
     market  price  of  the  Company's   stock  at  the  date  of  exercise  was
     approximately $12.00. The difference between the exercise price and the market price of the Company's stock was charged to operations on the exercise date for the above exercise of stock options.

     On February 10, 2000, the Company sold 80,000 shares at a price of $2.50 per share for total gross proceeds of $200,000. As part of the placement, 6,000 warrants were issued and fees of $16,500 were paid. The holder of the warrant is entitled to purchase the common stock of the Company at a price of $3.00 subject to adjustment, through February 10, 2001.

     On February 11, 2000, options to purchase 30,000 common shares were exercised by Ben Traub, an officer and a director of the Company; and the shares issued for total proceeds of $90,000 to the Company. The quoted
     market  price  of  the  Company's   stock  at  the  date  of  exercise  was
     approximately $15.00. The difference between the exercise price and the market price of the Company's stock was charged to operations on the exercise date for the above exercise of stock options.

     On February 16, 2000, the Company granted options to purchase 5,000 shares of the Company's common stock at an exercise price of $0.01 per share under the 1999 Nonqualifying Stock Option Plan to the law firm, Duane Morris & Heckscher for continued legal guidance.

     On February 17, 2000, options to purchase 5,000 common shares were exercised by Duane Morris & Heckscher; and the shares issued for total proceeds of $50 to the Company. The quoted market price of the Company's stock at the date of exercise was approximately $16.25. The difference between the exercise price and the market price of the Company's stock was charged to operations on the exercise date for the above exercise of stock options.

     On March 6, 2000, options to purchase 1,500 common shares were exercised by Peter Somogyi; and the shares issued for total proceeds of $ 10,500 to the Company. The quoted market price of the Company's stock at the date of exercise was approximately $19.75. The difference between the exercise price and the market price of the Company's stock was charged to operations on the exercise date for the above exercise of stock options.

     On March 20, 2000, options to purchase 10,000 common shares were exercised by Peter Somogyi; and the shares issued for total proceeds of $ 70,000 to the Company. The quoted market price of the Company's stock at the date of exercise was approximately $17.125. The difference between the exercise price and the market price of the Company's stock was charged to operations on the exercise date for the above exercise of stock options

     On March 29, 2000, options to purchase 3,500 common shares were exercised by Peter Somogyi; and the shares issued for total proceeds of $ 24,500 to the Company. The quoted market price of the Company's stock at the date of exercise was approximately $15.50. The difference between the exercise price and the market price of the Company's stock was charged to operations on the exercise date for the above exercise of stock options.

     On April 18, 2000, the Company granted options to employee, Peter Somogyi, to purchase an additional 50,000 shares of the Company's common stock at an exercise price of $7.00 per share under the 1999 Nonqualifying Stock Option Plan.

     On April 18, 2000, the Company granted options to purchase 100,000 shares of the Company's common stock at an exercise price of $7.00 per share under the 1999 Nonqualifying Stock Option Plan to employee, Jason Lee.

     On April 26, 2000, options to purchase 10,000 common shares were exercised by Peter Somogyi; and the shares issued for total proceeds of $ 70,000 to the Company. The quoted market price of the Company's stock at the date of exercise was approximately $12.50. The difference between the exercise price and the market price of the Company's stock was charged to operations on the exercise date for the above exercise of stock options.

     On April 28, 2000, the Company granted options to purchase 5,000 shares of the Company's common stock at an exercise price of $0.01 per share under the 1999 Nonqualifying Stock Option Plan to the law firm, Duane Morris & Heckscher.

     On April 28, 2000, options to purchase 160,000 common shares were granted to and exercised by Ben Traub under the 1999 Nonqualifying Stock Option Plan. These options were exercised for cash proceeds of $550 and the reimbursement to Mr. Traub for the payment of consulting fees to M. D. Price, Jr., the Company's former corporate legal counsel, paid on behalf of the Company by Mr. Traub in the amount of $1,959,450. The quoted market price of the Company's stock at the date of exercise was approximately $12.25. There was no difference between the exercise price and the market price of the Company's stock on the exercise date of the stock options; therefore no charge was made to operations.

     On May 2, 2000, the Company granted options to purchase 500 shares of the Company's common stock at an exercise price of $0.01 per share under the 1999 Nonqualifying Stock Option Plan to consultant, Patrick McEvoy. On May 4, 2000, options to purchase 500 common shares were exercised by Patrick McEvoy; and the shares issued for total proceeds of $ 5 to the Company. The quoted market price of the Company's stock at the date of exercise was approximately $13.25. The difference between the exercise price and the market price of the Company's stock was charged to operations on the exercise date for the above exercise of stock options.

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K


(a)  Exhibits

     10.5 Equity Line Agreement by and between Phoenix Resources Technologies, Inc. and Eurofund Derivatives Ltd. on April 12, 2000

     10.6 Investor   Relations   Agreement  by  and  between  Phoenix  Resources
          Technologies, Inc. and Teamwork Kommunikations, GmbH

     10.7 Consulting Agreement by and between Phoenix Resources Technologies, Inc. and The Geneva Group, Inc.

     27.1 Financial Data Schedule

(b)  Reports on Form 8-K
     None

--------------------------------------------------------------------------------



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PHOENIX RESOURCES TECHNOLOGIES, INC.

May    30   , 2000                                        /s/ Benjamin E. Traub
    --------                                             -----------------------
                                                               Benjamin E. Traub
                                                          President and Director