Form 10QSB/A
period 2000-04-30
PHOENIX RESOURCES TECHNOLOGIES INC
filed 2000-07-21
CIK 808575

PHOENIX RESOURCES TECHNOLOGIES INC


                             Filing Type: 10QSB / A
                             Description: Amended Quarterly Report
                             Filing Date: July 21, 2000
                             Period End: Apr 30, 2000

                    Primary Exchange: Over the Counter Includes OTC
                                      and OTCBB
                              Ticker: PRTI

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB/A

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

                      Phoenix Resources Technologies, Inc.

               Form 10-QSB/A for the Quarter ended April 30, 2000

                                Table of Contents

                                                                         Page

Part I - Financial Information

 Item 1  Financial Statements                                              3

 Item 2  Management's Discussion and Analysis or Plan of Operation        16


Part II - Other Information

 Item 1  Legal Proceedings                                                27

 Item 2  Changes in Securities                                            27

 Item 3  Defaults Upon Senior Securities                                  29

 Item 4  Submission of Matters to a Vote of Security Holders              29

 Item 5  Other Information                                                29

 Item 6  Exhibits and Reports on Form 8-K                                 29


Signatures                                                                30

This filing corrects certain unintentional clerical errors in reporting the cash received on sales of common stock and exercise of stock options, ambiguities in describing the terms of Option 1, omission in reporting the difference between price of common stock sold and its "fair value" as a charge to compensation expense, and provides discussion of risk factors not previously included in the original filing.

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
                                                             ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Accounts payable to related party                         $     10,097    $          -
   Judgment payable                                                     -         306,621
                                                             ------------    ------------

      Total current liabilities                                    10,097         306,621
                                                             ------------    ------------

Commitments and Contingencies

Shareholders' Equity
   Preferred stock - $0.001 par value.
      50,000,000 shares authorized.
         Series A - 5.0% annual  dividend,  non-
         cumulative.  Convertible into 1,000,000
         shares of common stock after March 29,
         2000. -0- and 200,000 shares issued and
         outstanding, respectively                                      -             200
   Common stock - $0.001 par value.
      100,000,000 shares authorized.
      9,665,100and 272,400 shares issued
      and outstanding, respectively                                 9,665             272
   Additional paid-in capital                                  17,843,322      13,338,940
   Accumulated deficit                                        (16,778,291)    (12,672,633)
                                                             ------------    ------------
                                                                1,074,696         666,779
   Stock subscription receivable                                  (70,600)       (240,000)
   Treasury stock - at cost (560,000 shares)                     (733,400)       (733,400)
                                                             ------------    ------------

      Total shareholders' equity                                  270,696        (306,621)
                                                             ------------    ------------

Total Liabilities and Shareholders' Equity                   $    280,793    $          -
                                                             ============    ============



See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.



                      Phoenix Resources Technologies, Inc.
                Statements of Operations and Comprehensive Income
               Six and Three months ended April 30, 2000 and 1999

                                   (Unaudited)

                                     Six months     Six months     Three months   Three months
                                       ended          ended           ended         ended
                                      April 30,      April 30,       April 30,     April 30,
                                        2000           1999           2000           1999
                                     ----------     ----------     ----------     ----------
Revenues                             $        -     $        -     $        -     $        -
                                     ----------     ----------     ----------     ----------

Expenses
   Consulting, legal and
      professional fees               2,154,185              -      2,139,252              -
   Management fees to
      related party                     210,000              -        105,000              -
   Other general and
      administrative fees                53,031              -         48,900              -
   Compensation expense for
      issuances of common
      stock at less than
      "fair value"                    1,680,075              -      1,537,325              -
                                     ----------     ----------     ----------     ----------
      Total expenses                  4,097,291              -      3,830,477              -
                                     ----------     ----------     ----------     ----------

Loss from continuing operations
   before income taxes and other
   income (expenses)                 (4,097,291)             -     (3,830,477)             -

Other income (expenses)
   Interest income and other                 12              -             12              -
   Interest on judgment payable               -        (13,310)             -         (6,555)
                                     ----------     ----------     ----------     ----------

Loss before income taxes             (4,097,279)       (13,310)    (3,830,465)       (6,655)

Income tax expense                            -              -              -              -
                                     ----------     ----------     ----------     ----------

Net Loss                             (4,097,279)       (13,310)    (3,830,465)        (6,655)

Other comprehensive income                    -              -              -              -
                                     ----------     ----------     ----------     ----------

Comprehensive Loss                  $(4,097,279)      $(13,310)   $(3,830,465)   $    (6,555)
                                      =========     ==========     ===========    ==========

Loss per share of common stock
   outstanding, computed on net loss
-   basic and fully diluted              $(0.44)        $(0.01)        $(0.40)        $(0.02)
                                           ====           ====           ====           ====

Weighted-average number of
   shares outstanding                 9,301,281        272,400      9,466,156        272,400
                                      =========     ==========     ===========    ==========


See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.



                      Phoenix Resources Technologies, Inc.
                            Statements of Cash Flows
                    Six months ended April 30, 2000 and 1999

                                   (Unaudited)

                                                               Six months      Six months
                                                                 ended           ended
                                                               April 30,       April 30,
                                                                  2000            1999
                                                              -----------     -----------
Cash Flows from Operating Activities
   Net loss                                                   $(4,097,279)    $   (13,310)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Compensation expense for issuances of
         common stock at less than "fair value"                 1,680,075               -
       Common stock issued for consulting expenses              2,090,175               -
       Increase (decrease) in

         Accounts payable to a related party                       10,097               -
         Judgment payable                                               -          13,310
                                                              -----------     -----------
     Net cash provided by operating activities                   (316,932)              -
                                                              -----------     -----------

Cash Flows from Investing Activities
   Cash advanced for option to acquire
     an unrelated entity                                         (261,646)              -
                                                              -----------     -----------

Cash Flows from Financing Activities
   Payment of judgments payable                                  (300,000)              -
   Cash received on stock subscription receivable                 300,000               -
   Cash received on sales of common stock and
     exercise of stock options                                    611,000               -
   Cash paid to facilitate sale of common stock                   (16,500)              -
                                                              -----------     -----------
       Net cash provided by financing activities                  594,500               -
                                                              -----------     -----------

Increase in Cash and Cash Equivalents                              15,922               -

Cash and cash equivalents at beginning of period                        -               -
                                                              -----------     -----------

Cash and cash equivalents at end of period                   $     15,922    $          -
                                                              ===========     ===========


Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $          -    $          -
                                                              ===========     ===========
   Income taxes paid (refunded)                              $          -    $          -
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

3.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted_average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of April 30, 2000 and 1999, the Company's outstanding warrants and/or options are deemed to be anti-dilutive due to the Company's net operating loss position.

Note 3 - Option to Acquire an Unrelated Entity

On November 3, 1999, the Company acquired by assignment an option to purchase up to 100% of HHPN Development Corporation (HHPN), an unrelated company located in San Diego, California. HHPN has developed a software program that is used to develop database applications on the Internet. On February 10, 2000, the Company exercised its option to purchase 50% of HHPN for $2,500,000, to be paid in monthly installments of between $17,000.00 and $200,000.00 per month, pursuant to a budget acceptable to the Boards of both HHPN and the Company. As of April 30, 2000, the Company has paid a total of approximately $265,000 in such installments, either directly to or on behalf of HHPN. The Company also has options to purchase an additional 25% interest in HHPN for $50,000,000 and the remaining 25% interest for $125,000,000. Notwithstanding these terms, the Company has the right, at any time, and at its sole discretion, to increase any of its monthly installments or other payments and/or pay HHPN in full. These options expire on February 10, 2002.

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

On February 10, 2000, the Company sold 80,000 shares at a price of $2.50 per share for total gross proceeds of $200,000. As of the date of this transaction, "fair value" of the common stock issued was approximately $560,000.00 based on the discounted closing price of the company's common stock. The difference of approximately $360,000.00 was charged to operations as compensation expense for issuances of common stock at less than "fair value". As part of this placement, 6,000 warrants were also issued and fees of $16,500 were paid. The holder of the warrant is entitled to purchase the common stock of the Company at a price of $3.00 subject to adjustment, through February 10, 2001.

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

                      Phoenix Resources Technologies, Inc.

On February 16, 2000, the Company granted options to purchase 5,000 shares of the Company's common stock at an exercise price of $0.01 per share under the 1999 Nonqualifying Stock Option Plan to the law firm, Duane Morris & Heckscher for legal services.

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

On November 3, 1999, Cyclone Financing Group, Inc. ("Cyclone") transferred all of its rights in the HHPN Option Agreement to purchase up to 100% of HHPN Development Corporation ("HHPN") to the Company by way of an Assignment Agreement. Pursuant to the terms of the assigned HHPN Option Agreement, the Company may exercise its option in up to three stages, described as Options 1, 2, and 3 respectively. On February 10, 2000, the Company exercised Option 1 of the HHPN Option Agreement, which provides for a total of $2,500,000.00 as consideration for the acquisition of a 50% interest in HHPN by the Company. Under the terms of this Option 1, the $2,500,000.00 price is required to be paid in monthly installment payments of between $17,000.00 and $200,000.00, pursuant to a budget acceptable to HHPN and the Company. As of April 30, 2000, the Company has paid a total of approximately $265,000.00 towards these installment obligations under the exercised Option 1 of the HHPN Option Agreement, in payments either directly to HHPN or on behalf of HHPN as provided for therein. In addition, the Company also retains, under Options 2 and 3 respectively, rights to purchase an additional 25% interest in HHPN for $50,000,000.00 and the final remaining 25% interest in HHPN for $125,000,000.00. These Options 2 and 3 shall expire on February 10, 2002. Notwithstanding these terms, the Company has the right, at any time, and at its sole discretion, to increase any of its monthly installments or other payments and/or pay HHPN in full.

Mr. Ben Traub is an officer of both Cyclone Financing Group Inc. and the Company. Cyclone agreed in the Assignment Agreement to irrevocably transfer the HHPN Option Agreement to the Company for consideration of $10.00.

In February and March 2000, the Company received favorable independent evaluations of HHPN's principal product called XLiRAD, and believes that positive market acceptance of HHPN's internet web application software product could generate revenues for the Company.

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

There are certain risk factors associated with the Company and products including XLiRAD which are described in what follows. In such description the Company is referred to as "We", with "Our" denoting the possessive.

         (2) a) WE HAVE SUBSTANTIAL NET LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

         Since we began operations, we have incurred substantial net losses in every fiscal period. We cannot be certain when we will become profitable, if at all. Failure to achieve profitability within the time frame expected by investors may adversely affect the market price of our common stock. At our year ended October 31, 1999 we had generated no revenue and a net loss of $21,689. For the three months ended January 31, 2000 we had generated no revenue and a net loss of $291,577. We expect to increase expenditures in several areas of our business, particularly in sales and marketing in order to execute our Business Plan.

         b) NEED FOR ADDITIONAL FINANCING

         The Company is expected to require additional working capital or other funds at a later date for its funding obligations under the HHPN Agreement and the maintenance and expansion of the Company's operations. There is no assurance that we will be successful in obtaining additional financing or that such financing will be available, nor if such financing becomes available that it would be upon acceptable terms to the Company.

         c) SUBSTANTIAL DILUTION TO NEW INVESTORS

         At April 30, 2000 we had a net tangible book value of $270,696 or approximately $0.03 per share of common stock. Net tangible book value per share represents the amount of our total tangible assets less our total liabilities, divided by the number of shares of common stock outstanding. After giving effect to the receipt of the maximum estimated net proceeds from our sale of the 250,000 units containing 250,000 shares of common stock, at the price of $10.00 per unit (after deducting estimated offering expenses payable by us), the net tangible book value as of April 30, 2000, would have been approximately $2,770,696 or $0.30 per share of common stock. This would represent an immediate increase in the net tangible book value per share of common stock of $0.27 to existing shareholders and an immediate dilution of $9.70 per share to new investors purchasing our units in the offering. Dilution is determined by subtracting net tangible book value per share after the offering from the offering price to investors.

         d) DISAPPOINTING QUARTERLY REVENUE AND OPERATING RESULTS COULD CAUSE THE PRICE OF OUR COMMON STOCK TO FALL.

         Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors, the price of our common stock could fall substantially. As of July 3, 2000, 4,900 shares of our common stock traded with a high of $10.75, a low of $10.00 and a closing price of $10.00.

         Our quarterly revenue may fluctuate for several reasons, including the following:

                  - the market for web application servers and related database software is in an early stage of development and it is therefore difficult to accurately predict customer demand; and


                  - the sales cycle for the Company's products is expected to vary substantially from customer to customer. As a result, we have difficulty determining whether and when we will receive license revenue from a particular customer.

         Most of our expenses, such as employee compensation and rent, are relatively fixed. Moreover, our expense levels are based, in part, on our expectations regarding future revenues. As a result, any shortfall in revenue in relation to our expectations could cause significant changes in our operating results from quarter to quarter and could result in quarterly losses.

         e) OUR LIMITED OPERATING HISTORY MAKES THE EVALUATION OF OUR BUSINESS AND PROSPECTS DIFFICULT.

         The Company has no revenues. Accordingly, we have no operating history on which you can base your evaluation of our business and prospects. In addition, the Company's prospects must be considered in light of the risks and uncertainties encountered by companies in an early stage of development in new and rapidly evolving markets, particularly those markets which depend on the Internet.

         f) THE DEVELOPMENT OF A MARKET FOR OUR PRODUCTS IS UNCERTAIN.

         If the market for web application servers and related database software applications does not grow at a significant rate, the Company's business, operating results and financial condition will be materially adversely affected. Web technology has been used widely for only a short time, and the market for web application servers and packaged e-business applications is new and rapidly evolving. As is typical for new and rapidly evolving industries, demand for recently introduced products is highly uncertain.

         g) OUR FUTURE SUCCESS WILL DEPEND ON THE COMPANY'S ABILITY TO MARKET AND SELL XLIRAD SUCCESSFULLY.

         We expect that our future financial performance will depend substantially upon sales of XLiRAD. The Company does not know when it will begin commercial shipments of the XLiRAD product. Market acceptance of XLiRAD will depend on the market for database software applications and customer demand for the specific functionality of XLiRAD. We cannot assure you that either will occur. In addition, we cannot assure you that XLiRAD will meet the performance needs or expectations of our customers when shipped or that it will be free of significant software defects or bugs. If XLiRAD does not meet customer needs or expectations, for whatever reason, the Company's reputation could be damaged, or HHPN could be required to upgrade or enhance the XLiRAD product, which could be costly and time consuming.

         h) OUR BUSINESS WILL BE ADVERSELY AFFECTED IF THE INTERNET DOES NOT BECOME A VIABLE AND SUBSTANTIAL COMMERCIAL MEDIUM.

         Our future success will depend upon the widespread adoption of the Internet as a primary medium for commerce and other business applications. If the Internet does not become a viable and substantial commercial medium, our business, operating results and financial condition will be materially adversely affected. The Internet has experienced, and is expected to continue to experience, significant user and traffic growth. This growth has, at times, caused user frustration with slow access and download times. The Internet infrastructure may not be able to support the demands placed on it by continued growth. Moreover, critical issues concerning the commercial use of the Internet, such as security, reliability, cost, accessibility and quality of service, remain unresolved and may negatively affect the growth of Internet use or the attractiveness of commerce and business communication on the Internet. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocol to handle increased activity. As commercial use of the Internet increases, federal, state and foreign agencies could adopt regulations covering issues such as user privacy, content and taxation of products and services. If enacted, government regulations could limit the market for our products and services.

         i) SYSTEM FAILURES

         The Company's success depends on the efficient and uninterrupted operation of HHPN's Internet connectivity systems. HHPN obtains its high speed Internet access through third party internet service providers. ISPs maintain physical and electronic systems that are vulnerable to failure, damage, or interruption resulting from any number of possibilities, ranging from earthquakes, floods, fire, loss of power, telecommunication failures, break-ins, sabotage, vandalism and similar events.

         j) REGULATIONS OR CONSUMER CONCERNS REGARDING PRIVACY ON THE INTERNET COULD LIMIT MARKET ACCEPTANCE OF XLIRAD

         The personalization features of XLiRAD could allow our customers to develop and maintain web user profiles to tailor content to specific users. Profile development involves both data supplied by the user and data derived from the user's web site behavior. Privacy concerns may cause users to resist providing personal data or to avoid web sites that track user behavior. In addition, legislative or regulatory requirements may heighten consumer concerns if businesses must notify web site users that user profile data may be used to direct product promotion and advertising to users. If privacy legislation is enacted or consumer privacy concerns limit the market acceptance of personalization software, our business, financial condition and operating results could be harmed.

         XLiRAD uses cookies to track demographic information and user preferences. A cookie is information keyed to a specific user that is stored on a computer's hard drive, typically without the user's knowledge. Cookies are generally removable by the user, although removal could affect the content available on a particular site. We are aware that certain parties have urged passage of laws limiting or abolishing the use of cookies. If such laws are passed or if users begin to delete or refuse cookies as a common practice, market demand for XLiRAD could be reduced.

         k) WE COMPETE WITH ALLAIRE, BEA, IBM, ORACLE, MICROSOFT AND VIGNETTE.

         We currently compete primarily with Allaire, BEA, IBM, Oracle, Microsoft and Vignette in the market for web application servers and related software products. These companies have a longer operating history, a larger installed base of customers and substantially greater financial, distribution, marketing and technical resources than our company. As a result, we may not be able to compete effectively with these companies, or others, now or in the future, and our business, operating results and financial condition may be materially adversely affected.

         We expect that these companies' commitment to and presence in the web application server and related software products market will substantially increase competitive pressure in the market. In addition, we believe that Microsoft will continue to incorporate web application server technology into its operating system software and certain of its server software offerings, possibly at no additional cost to its users.

         l) WE OPERATE IN HIGHLY COMPETITIVE MARKETS AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

         The web application server and related database software market is intensely competitive and rapidly changing. Many of our current and potential competitors have longer operating histories and substantially greater financial, technical, marketing, distribution and other resources than we do and therefore may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. We will compete with a number of medium-sized and start-up companies that have introduced or that are developing web application servers and related database software applications. We expect that additional competitors will enter the market with competing products as the size and visibility of the market opportunity increases. Increased competition could result in pricing pressures, reduced margins or the failure of our products to achieve or maintain market acceptance.

         m) OUR FAILURE TO EFFECTIVELY DEVELOP AND MARKET MAY ADVERSELY AFFECT OUR BUSINESS.

         New technologies will likely increase the competitive pressures that we face. The development of competing technologies by market participants or the emergence of new industry standards may adversely affect our competitive position. As a result of these and other factors, we may not be able to compete effectively with current or future competitors, which would have a material adverse effect on our business, operating results and financial condition.

         n) OUR FAILURE TO ATTRACT AND RETAIN COMPETENT SALES PERSONNEL AND DEVELOP AN EFFECTIVE DISTRIBUTION NETWORK WOULD ADVERSELY AFFECT OUR REVENUE GROWTH AND FINANCIAL CONDITION.

         In order for us to meet our revenue targets, we must attract competent sales personnel and develop an effective distribution network with indirect channel partners, including original equipment manufacturers, value-added resellers and systems integrators. A failure to do so could have a material adverse effect on our business, operating results and financial condition. There is intense competition for sales personnel in our business, and there can be no assurance that we will be successful in attracting, integrating, motivating and retaining new sales personnel. Future channel partners may choose to devote greater resources to marketing and supporting the products of other companies. In addition, we will need to resolve potential conflicts among the sales force and channel partners.

         o) PRTI/HHPN HAVE NO DISTRIBUTION.

         PRTI/HHPN had no distribution as of July 5, 2000 and in the future PRTI/HHPN can be expected to derive a substantial portion of their revenue from a small number of distributors. A reduction in orders to a significant distributor could have a material adverse effect on our business, operating results and financial condition.

         p) PRTI/HHPN MAY BE UNABLE TO HIRE AND RETAIN THE SKILLED PERSONNEL WE NEED TO SUCCEED.

         Qualified personnel are in great demand throughout the software industry. Our success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly software engineers and other senior personnel. Our failure to attract and retain the highly trained technical personnel that are integral to our product development, service and support teams may limit the rate at which we can generate sales and develop new products or product enhancements. This could have a material adverse effect on our business, operating results and financial condition.

         q) THE MARKET FOR WEB APPLICATION SERVERS IS RAPIDLY CHANGING, AND THE FAILURE OF THE XLIRAD PRODUCT TO SATISFY THE WEB DEVELOPER COMMUNITY WOULD ADVERSELY AFFECT THE COMPANY'S OPERATING RESULTS.

         If the XLiRAD product does not satisfy the web developer community or otherwise fails to obtain sufficient market acceptance, our business, operating results and financial condition would be materially adversely affected. We believe that a significant factor to our initial acceptance will be the Company's ability to create and maintain strong relationships with the community of web developers. This community demands rapid improvements in the performance, features and reliability of our products, as well as a high level of customer service. Due in part to the emerging nature of the web application server and related interactive database software and the substantial resources available to many market participants, we believe there is a limited time in which to achieve product adoption.

         r) OUR EFFORTS TO DEVELOP BRAND AWARENESS MAY BE UNSUCCESSFUL, WHICH COULD LIMIT OUR ABILITY TO ACQUIRE NEW CUSTOMERS AND GENERATE REVENUE GROWTH.

         We believe that developing and maintaining awareness of the "XLiRAD" brand name is critical to achieving widespread acceptance of the product. If we fail to promote this brand or incur significant related expenses, our business, operating results and financial condition could be materially adversely affected. To promote the XLiRAD brand, we may find it necessary to increase our marketing budget or otherwise increase our financial commitment to creating and maintaining brand awareness among potential customers. Competitors that use marks that are similar to our brand names may cause confusion among actual and potential customers, which could prevent us from achieving significant brand recognition.

         s) TO BE COMPETITIVE, HHPN MUST CONTINUE TO ENHANCE THE XLIRAD PRODUCT.

         To be competitive, HHPN must develop and introduce product enhancements and new products which increase the customers' ability to develop and deploy Web applications. If HHPN fail to develop and introduce new products and enhancements successfully and on a timely basis, it could have a material adverse effect on our business, operating results and financial condition.

         t) OUR FAILURE TO PROPERLY MANAGE OUR GROWTH COULD STRAIN OUR RESOURCES AND ADVERSELY AFFECT OUR BUSINESS.

         If successful, our failure to manage our rapid growth could have a material adverse effect on the quality of our products, our ability to retain key personnel and our business, operating results and financial condition. To manage future growth effectively we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations.

         u) IF WE LOSE THE SERVICES OF RON WILKINS, THEODORE STROUT OR JOHN CARTER OUR BUSINESS WOULD SUFFER.

         Our future success depends to a significant degree on the skills, experience and efforts of our President, Ron Wilkins. In addition the final development of the HHPN products depends upon the skills, experience and efforts of Theodore Strout and John Carter. The loss of the services of Ron Wilkins, Theodore Strout and John Carter could have a material adverse effect on our business, operating results and financial condition. We also depend on the ability of our executive officers and other members of senior management to work effectively as a team. We do not have employment agreements with any of our executive officers, and we do not have any key person life insurance.

         v) CONFLICTS OF INTEREST

         The Company's Directors and Officers are, or may become, in their individual capacities, officers, directors, controlling shareholders and/or partners or other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, effort, and corporate opportunity, involved in participation with other business entities.

         w) CONTROL BY THE MANAGEMENT

         The Officers and Directors of the Company currently own approximately 77% of the outstanding common stock of the Company. Accordingly, the Board of Directors and the Officers of the Company will exercise control over the Company, including control over the election of directors and the appointment of officers of the Company.

         x) OUR SUCCESS DEPENDS ON HHPN's ABILITY TO PROTECT ITS PROPRIETARY TECHNOLOGY.

         Our success depends to a significant degree upon the protection of the HHPN software and other proprietary technology. The unauthorized reproduction or other misappropriation of HHPN's technology could enable third parties to benefit from such technology without paying for it. This could have a material adverse effect on our business, operating results and financial condition.

         If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive and could involve a high degree of risk.

         y) CLAIMS BY OTHER COMPANIES THAT HHPN INFRINGES THEIR COPYRIGHTS OR PATENTS COULD ADVERSELY AFFECT HHPN's FINANCIAL CONDITION.

         If any of the HHPN products violate third party proprietary rights, HHPN may be required to re-engineer its product or seek to obtain licenses from third parties to continue to offer the product. Any efforts to re-engineer the HHPN product or obtain licenses on commercially reasonable terms may not be successful, and, in any case, would substantially increase our costs and have a material adverse effect on our business, operating results and financial condition. HHPN has not conducted comprehensive patent searches to determine whether the technology used in its products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

         In addition, any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from our business. A party making a claim also could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products. Any of these events could have a material adverse effect on our business, operating results and financial condition.

         z) OUR BUSINESS COULD BE ADVERSELY AFFECTED IF THE HHPN PRODUCTS FAIL TO PERFORM PROPERLY.

         Software products as complex as ours may contain undetected errors or "bugs," which result in product failures or security breaches or otherwise fail to perform in accordance with customer expectations. The occurrence of errors could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, or damage to our efforts to build brand awareness, any of which could have a material adverse effect on our business, operating results condition.

         aa) WE COULD INCUR SUBSTANTIAL COSTS AS A RESULT OF PRODUCT LIABILITY RELATING TO END USERS' CRITICAL BUSINESS OPERATIONS.

         bb) Many of the web applications that will be developed and deployed with the HHPN product will be critical to the operations of the end users' businesses. Any failure in an end user's web application could result in a claim for substantial damages against us, regardless of our responsibility for the failure. HHPN and the Company do not maintain general liability insurance, including coverage for errors and omissions and there can be no assurance that any coverage will be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that if such insurance is obtained that the insurer will not disclaim coverage as to any future claim.

         cc) NO DIVIDENDS ANTICIPATED TO BE PAID

         The Company has never paid any dividends and does not anticipate paying dividends in the forseeable future. The future payment of dividends is directly dependent upon our future earnings, our financial requirements and other factors to be determined by the Board of Directors.

         dd) THE PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE AND YOU MIGHT NOT BE ABLE TO SELL YOUR SHARES AT A PRICE WHICH EXCEEDS THE PRICE PAID FOR THE SHARES WHICH ARE CONTAINED IN THE UNIT.

         The price of our common stock has been and may continue to be volatile. The price of our common stock may fluctuate significantly in response to a number of events and factors relating to our company, our competitors and the market for our products, such as:

-        quarterly variations in our operating results;

- announcements of new technological innovations or new products by our competitors;

- changes in financial estimates and recommendations by securities analysts; and

-        news relating to trends in our markets.


         In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. Our stock closed at $7.00 on December 31, 1999; at $16.00 on March 31, 2000 and at $10.00 on July 3, 2000.

         Recently, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought such a lawsuit against us, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

         ee) WE WILL INVEST THE PROCEEDS FROM THIS UNIT OFFERING IN HHPN, OPERATIONS AND ON THE LAUNCH OF XLIRAD.

         Pursuant to the agreement with HHPN dated November 3, 1999, the Company exercised its option on February 10, 2000 to fund HHPN a minimum of $17,000 per month up to a maximum of $200,000 per month until the Company has paid a total of $2,500,000 for 50% of the issued and outstanding shares of HHPN. As of June 14, 2000 the Company had paid HHPN the sum of $334,061. See, Form 10-QSB of the Company for the quarterly period ended April 30, 2000. Additional sums must be invested in HHPN to complete payment for the option exercise and to defray the costs of further development and additional staffing to support the launch of XLiRAD. PRTI will incur substantial marketing and sales costs and retain additional staff to launch XLiRAD and there can be no assurance that any of these efforts will result in revenues to the Company.

         Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

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

     On February 16, 2000, the Company granted options to purchase 5,000 shares of the Company's common stock at an exercise price of $0.01 per share under the 1999 Nonqualifying Stock Option Plan to the law firm, Duane Morris & Heckscher for legal services.

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