Form 10QSB
period 2000-07-31
PHOENIX RESOURCES TECHNOLOGIES INC
filed 2000-09-14
CIK 808575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
---------       EXCHANGE ACT OF 1934

                      For the quarterly period ended July 31, 2000

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
---------       OF 1934

                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                        Commission File Number: 000-19708
                                                ---------

                      Phoenix Resources Technologies, Inc.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                              84-1034982
----------------------------                          --------------------------
  (State of incorporation)                             (IRS Employer ID Number)

                2 Penn Plaza, Suite 1500, New York City, NY 10121
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (888) 709-3975
                                 --------------
                           (Issuer's telephone number)

                  15945 Quality Trail North, Scandia, MN 55073
                  --------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: September 7, 2000: 9,745,100

Transitional Small Business Disclosure Format (check one):  YES    NO X
                                                               ---   ---

                      Phoenix Resources Technologies, Inc.

                 Form 10-QSB for the Quarter ended July 31, 2000

                                Table of Contents

                                                                            Page
                                                                            ----

Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         16


Part II - Other Information

  Item 1   Legal Proceedings                                                 23

  Item 2   Changes in Securities                                             23

  Item 3   Defaults Upon Senior Securities                                   24

  Item 4   Submission of Matters to a Vote of Security Holders               24

  Item 5   Other Information                                                 25

  Item 6   Exhibits and Reports on Form 8-K                                  25


Signatures                                                                   25



Part 1 - Item 1 - Financial Statements

                      Phoenix Resources Technologies, Inc.
                                 Balance Sheets
                             July 31, 2000 and 1999

                                   (Unaudited)
                                   -----------
                                                                  2000             1999
                                                             ------------     ------------
                                     ASSETS
                                     ------

Current Assets
   Cash on hand and in bank                                  $    112,298     $       --
                                                             ------------     ------------
      Total current assets                                        112,298             --
                                                             ------------     ------------

Property and Equipment - At cost                                    3,350             --
   Less Accumulated Depreciation                                      (56)            --
                                                             ------------     ------------
      Net property and equipment                                    3,294             --
                                                             ------------     ------------

Other Assets
   Option to acquire an unrelated entity                          384,561             --
                                                             ------------     ------------

Total Assets                                                 $    550,153     $       --
                                                             ============     ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable
      Trade                                                  $    310,710     $       --
      Shareholder and related party                                10,116             --
   Judgment payable                                                  --            313,276
                                                             ------------     ------------
      Total current liabilities                                   320,826          313,276
                                                             ------------     ------------

Commitments and Contingencies

Shareholders' Equity
   Preferred Stock - $0.001 par value
      Series  A - 5.0% annual dividend,  non-
      cumulative.  Convertible  into 1,000,000
      shares of common  stock after March 29,
      2000.  -0- and 200,000 shares issued and
      outstanding, respectively                                      --                200
   Common stock - $0.001 par value
      9,745,100 and 270,400 shares issued
         and outstanding, respectively                              9,745              270
   Additional paid-in capital                                  18,445,617       13,338,942
   Accumulated deficit                                        (17,542,635)     (12,679,288)
                                                             ------------     ------------
                                                                  912,727          660,124
   Stock subscription receivable                                     --           (240,000)
   Treasury stock - at cost (560,000 shares)                     (733,400)        (733,400)
                                                             ------------     ------------
      Total shareholders' equity                                  179,327         (313,276)
                                                             ------------     ------------

Total Liabilities and Shareholders' Equity                   $    500,153     $       --
                                                             ============     ============


The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.



                      Phoenix Resources Technologies, Inc.
                Statements of Operations and Comprehensive Income
               Nine and Three months ended July 31, 2000 and 1999

                                   (Unaudited)
                                   -----------

                                             Nine months    Nine months    Three months   Three months
                                                ended          ended          ended          ended
                                               July 31,       July 31,       July 31,       July 31,
                                                 2000           1999           2000           1999
                                             -----------    -----------    -----------    -----------
Revenues                                     $      --      $      --      $      --      $      --
                                             -----------    -----------    -----------    -----------

Expenses
   Consulting, legal and professional fees     2,571,656           --          417,471           --
   Management fees to related party              315,000           --          105,000           --
   Other general and administrative fees         315,432           --          262,401           --
   Depreciation expense                               56           --               56           --
   Compensation expense for issuances
   of common stock at less than "fair
   value"                                      1,659,495           --          (20,580)          --
                                             -----------    -----------    -----------    -----------
     Total expenses                            4,861,639           --          764,348           --
                                             -----------    -----------    -----------    -----------

Loss from continuing operations
   before income taxes and other
   income (expenses)                          (4,861,639)          --         (764,348)          --

Other income (expenses)
   Interest income and other                          16           --                4           --
   Interest on judgment payable                     --           19,965           --            6,655
                                             -----------    -----------    -----------    -----------

Loss from continuing operations
   before income taxes                        (4,861,623)       (19,965)      (764,344)        (6,655)

Provision for income taxes                          --             --             --             --
                                             -----------    -----------    -----------    -----------

Net Loss                                      (4,861,623)       (19,965)      (764,344)        (6,655)

Other comprehensive income                          --             --             --             --
                                             -----------    -----------    -----------    -----------

Comprehensive Loss                           $(4,861,623)   $   (19,965)   $  (764,344)   $    (6,655)
                                             ===========    ===========    ===========    ===========

Loss per share of common stock
   outstanding, computed on net loss
   - basic and fully diluted                 $     (0.51)           nil    $     (0.08)           nil
                                             ===========    ===========    ===========    ===========

Weighted-average number of
   shares outstanding                          9,476,348        270,400      9,700,160        270,400
                                             ===========    ===========    ===========    ===========




The financial  information  presented  herein has been  prepared  by  management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.



                      Phoenix Resources Technologies, Inc.
                            Statements of Cash Flows
                    Nine months ended July 31, 2000 and 1999

                                   (Unaudited)
                                   -----------
                                                                         Nine months    Nine months
                                                                            ended          ended
                                                                           July 31,       July 31,
                                                                             2000           1999
                                                                         -----------    -----------
Cash Flows from Operating Activities
   Net loss                                                              $(4,861,623)   $   (19,965)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation expense                                                       56           --
       Compensation expense for issuance of common stock
         at less than "fair value"                                         1,659,495           --
       Common stock issued for consulting fees                             2,090,175           --
       Increase (decrease) in
         Accounts payable - trade                                            310,710           --
         Accounts payable to a shareholder and related party                  10,116           --
         Judgment payable                                                       --           19,965
                                                                         -----------    -----------
     Net cash used by operating activities                                  (791,071)          --
                                                                         -----------    -----------

Cash Flows from Investing Activities
   Cash paid for property and equipment                                       (3,350)          --
   Cash advanced for option to acquire an unrelated entity                  (381,336)          --
                                                                         -----------    -----------
     Net cash used by investing activities                                  (384,686)          --
                                                                         -----------    -----------

Cash Flows from Financing Activities
   Payment of judgments payable                                             (300,000)          --
   Cash received on stock subscription receivable                            300,000           --
   Cash received on sales of common stock and
     exercise of stock options                                             1,307,055           --
   Cash paid to facilitate sale of common stock                              (19,000)          --
                                                                         -----------    -----------
     Net cash provided by financing activities                             1,288,055           --
                                                                         -----------    -----------

Increase in Cash and Cash Equivalents                                        112,298           --

Cash and cash equivalents at beginning of period                                --             --
                                                                         -----------    -----------

Cash and cash equivalents at end of period                               $   112,298    $      --
                                                                         ===========    ===========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                                       $      --      $      --
                                                                         ===========    ===========
   Income taxes paid (refunded)                                          $      --      $      --
                                                                         ===========    ===========

Supplemental Disclosure of Non-Cash Investing and Financing Activities
   Common stock issued for option to acquire an unrelated entity         $     3,225    $      --
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

On November 3, 1999, the Company acquired an option to purchase up to 100% of HHPN Development Corporation (HHPN), an unrelated company located in San Diego, California. HHPN developed a software program that is used to develop database applications on the Internet. On February 10, 2000, the Company exercised its option to purchase 50.0% of HHPN and has options to purchase the remaining 50.0% through February 10, 2002.

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB filed with the U. S. Securities and Exchange Commission. The information presented herein may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB when reviewing the interim financial results presented herein.

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

2.   Income taxes
     ------------

   The Company utilizes the asset and liability method of accounting for income taxes. At July 31, 2000 and 1999, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily the allowance for doubtful accounts, accumulated depreciation and certain liability items. A 100% valuation allowance was provided against deferred tax assets, where applicable.

3.   Earnings (loss) per share
     -------------------------

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of July 31, 2000 and 1999, the Company's outstanding warrants and/or options are deemed to be anti-dilutive due to the Company's net operating loss position.

Note 3 - Option to Acquire an Unrelated Entity

On November 3, 1999, Cyclone Financing Group, Inc. (Cyclone) transferred all of its rights in the HHPN Option Agreement to purchase up to 100% of HHPN Development Corporation (HHPN) to the Company by way of an Assignment Agreement. Pursuant to the terms of the assigned HHPN Option Agreement, the Company may exercise its option in up to three stages, described as Options 1, 2, and 3 respectively. On February 10, 2000, the Company exercised Option 1 of the HHPN Option Agreement, which provides for a total of $2,500,000.00 as consideration for the acquisition of a 50% interest in HHPN by the Company. Under the terms of this Option 1, the $2,500,000.00 price is required to be paid in monthly installment payments of between $17,000.00 and $200,000.00, pursuant to a budget acceptable to HHPN and the Company. As of July 31, 2000, the Company has paid a total of approximately $384,600 towards these installment obligations under the exercised Option 1 of the HHPN Option Agreement, in payments either directly to HHPN or on behalf of HHPN as provided for therein.

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

In July 2000, the Company executed a $100,000 US$ revolving demand note payable to it's Board Chairman (former President and Chief Executive Officer). The note bears interest at 6.5%; and was retired by way of Company granting 10,000 stock options on July 31, 2000 and the optionee exercising the 10,000 options at $10.00 on July 31, 2000.

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

On May 5, 2000, the Company sold 30,000 shares at a price of $5.00 per share for total gross proceeds of $150,000. As part of the placement, 15,000 warrants were issued and no commissions or fees paid. As of the date of this transaction, "fair value" of the common stock issued was approximately $195,000.00 based on the discounted closing price of the company's common stock. The difference of approximately $45,000.00 was charged to operations as compensation expense for issuances of common stock at less than "fair value". As a part of this placement, 15,000 warrants were also issued and no commissions or fees paid. The holder of the warrant is entitled to purchase the common stock of the Company at a price of $10.00, subject to adjustment, through May 2, 2002.

On June 2, 2000, the Company sold 4,000 shares at a price of $6.25 per share for total gross proceeds of $25,000. As part of the placement, 4,000 fee warrants were issued and $2,500 fees paid. As of the date of this transaction, "fair value" of the common stock issued was approximately $19,876 based on the discounted closing price of the company's common stock. The difference of approximately $5,124 was credited to operations as compensation expense for issuances of common stock at less than "fair value". The fee warrants have a 2 year term with an exercise price of $7.50.

On July 31, 2000, the Company sold 10,000 shares at a price of $5.00 per share for total gross proceeds of $50,000. As of the date of this transaction, "fair value" of the common stock issued was approximately $50,000 based on the discounted closing price of the company's common stock. Therefore no charge to compensation expense was required.

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

                      Phoenix Resources Technologies, Inc.

Note 7 - Stock Options - Continued

In addition, on August 10, 2000, the Company filed a Form S-8 Registration Statement under The Securities Act of 1933 with the U. S. Securities and Exchange Commission to register an additional 600,000 post-reverse split shares of common stock pursuant to the Company's Amended 1999 Stock Option Plan (1999 Amended Plan). The Amendment to the 1999 Plan was approved by the shareholders of the Company at the Company's Annual Meeting held on July 21, 2000.

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

On January 24, 2000, options to purchase 5,000 common shares were exercised by Rob Seitz, an officer and a director of the Company, and the shares were issued for total proceeds of $15,000 to the Company. The quoted market price of the Company's stock at the date of exercise was approximately $11.00. The difference between the exercise price and the market price of the Company's stock was charged to operations on the exercise date for the above exercise of stock options. On January 24, 2000, options to purchase 5,000 common shares were exercised by Judee Fayle, a former officer and a director of the Company. The shares were issued for total proceeds of $15,000 to the Company. The quoted market price of the Company's stock at the date of exercise was approximately $11.00. The difference between the exercise price and the market price of the Company's stock was charged to operations on the exercise date for the above exercise of stock options.

On January 28, 2000, options to purchase 5,000 common shares were exercised by Rob Seitz, an officer and a director of the Company, and the shares were issued for total proceeds of $15,000 to the Company. The quoted market price of the Company's stock at the date of exercise was approximately $11.75. The difference between the exercise price and the market price of the Company's stock was charged to operations on the exercise date for the above exercise of stock options. On January 28, 2000, options to purchase 5,000 common shares were exercised by Judee Fayle, a former officer and a director of the Company. The shares were issued for total proceeds of $15,000 to the Company. The quoted market price of the Company's stock at the date of exercise was approximately $11.75. The difference between the exercise price and the market price of the Company's stock was charged to operations on the exercise date for the above exercise of stock options.

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

                      Phoenix Resources Technologies, Inc.

Note 7 - Stock Options - Continued

On February 16, 2000 and April 28, 2000, respectively, the Company granted options to purchase an aggregate of 10,000 shares of the Company's common stock at an exercise price of $0.01 per share under the 1999 Nonqualifying Stock Option Plan to its legal counsel, Duane Morris & Heckscher of Chicago, Illinois, for legal services. These options were exercised on February 17, 2000 and June 21, 2000, respectively, for gross aggregate proceeds of $100. Subsequently, these transactions were mutually voided and the issued securities were returned to the Company. The effect of the rescission is reflected in the accompanying financial statements as of July 31, 2000.

On April 28, 2000, options to purchase 160,000 common shares were granted to and exercised by Ben Traub under the 1999 Nonqualifying Stock Option Plan. These options were exercised for cash proceeds of $550 and the reimbursement to Mr. Traub for the payment of consulting fees to M. D. Price, Jr., the Company's former corporate legal counsel, paid on behalf of the Company by Mr. Traub the amount of $1,959,450. The quoted market price of the Company's stock at the date of exercise was approximately $12.25. There was no difference between the exercise price and the market price of the Company's stock on the exercise date of the stock options; therefore no charge was made to operations.

On May 2, 2000, the Company granted options to purchase 500 shares of the Company's common stock at an exercise price of $0.01 per share under the 1999 Nonqualifying Stock Option Plan to consultant, Patrick McEvoy.

On May 4, 2000, options to purchase 500 common shares were exercised by Patrick McEvoy; and the shares issued for total proceeds of $5.00 to the Company. The quoted market price of the Company's stock at the date of exercise was approximately $13.25. The difference between the exercise price and the market price of the Company's stock was charged to operations on the exercise date for the above exercise of stock options.

On May 23, 2000, options to purchase 1,500 common shares were exercised by Peter Somogyi; and the shares issued for total proceeds of $ 10,500 to the Company. The quoted market price of the Company's stock at the date of exercise was approximately $13.00. The difference between the exercise price and the market price of the Company's stock was charged to operations on the exercise date for the above exercise of stock options. On May 31, 2000, Jason Lee and Peter Somogyi rescinded an aggregate total of 75,000 options.

On June 26, 2000, the Company granted qualified options to purchase 200,000 shares of the Company's common stock at an exercise price of $8.50 per share under the amended 1999 Option Plan to Ronald J. Wilkins, the Company's new President and Chief Executive Officer.

On July 17, 2000, the Company granted qualified options to purchase 100,000 shares of the Company's common stock at an exercise price of $9.125 per share under the amended 1999 Option Plan to Michael Bahlo, the Company's new Executive Vice-President, Sales & Marketing.

On July 17, 2000, the Company granted qualified options to purchase 100,000 shares of the Company's common stock at an exercise price of $10.125 per share under the amended 1999 Option Plan to Michael Lamb, the Company's new Chief Operating Officer.

                      Phoenix Resources Technologies, Inc.

Note 7 - Stock Options - Continued

On July 31, 2000, non-qualified options to purchase 100,000 common shares were granted to Ben Traub, Chairman of the Board in consideration of the value of ongoing services and assistance provided to the Company and to reimburse him for expenses thereby incurred. On July 31, 2000, 39,000 of these options were exercised by Mr. Traub under the Amended 1999 Stock Option Plan. These options were exercised specifically for retiring the $100,000 CFGi loan to the Company on July 25, 2000, for private share transfers for PRTI expenses totaling $179,754.38, CFGi's out of pocket PRTI expenses totaling $95,245.62, and Mr. Traub's out of pocket expenses of $15,000.00. The closing market price of the Company's stock at the date of exercise was $10.00. There was no difference between the exercise price and the market price of the Company's stock on the exercise date of the stock options; therefore no charge was made to operations.

The following table summarizes all options granted from December 31, 1999 through July 31, 2000:

           Options     Options      Options      Options     Exercise price
           granted    exercised   terminated   outstanding      per share
          ---------   ---------   ----------   -----------   --------------
          1,184,500     338,000      373,000       473,500   $0.01 - $12.25
          =========   =========   ==========   ===========

The weighted average exercise price of all issued and outstanding options at July 31, 2000 was approximately $9.22.

Note 8 - Litigation

Agricultural Protection Credit Association
------------------------------------------

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

                      Phoenix Resources Technologies, Inc.

Note 8 - Litigation - continued

Garnishment payable
-------------------

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

Note 9 - Related Party Commitments

The Company has executed a management agreement with Cyclone Financing Group, Inc. of 2nd Floor, 827 West Pender Street, Vancouver, British Columbia, Canada V6C 3G8, an entity related through common management personnel who are also shareholders of the Company, at the amount of $35,000 (US Dollars) per month, effective November 1, 1999. This amount represents a management fee payable for the provision of certain services to the Company including: compliance, accounting, marketing, communications and administration (i.e. bookkeeping, photocopying, faxing, office space, telephone charges, supplies, news dissemination). Cyclone has billed the Company a total of $315,000 for the period from November 1, 1999 through July 31, 2000 and the Company has an outstanding balance due Cyclone of approximately $10,000 as of July 31, 2000.

In October 1999, in connection with a Stock Acquisition Agreement, the Company agreed to issue 300,000 post- reverse split shares of restricted, unregistered common stock in April 2000 to the Company's Company's former corporate attorney for services rendered in connection with the Stock Acquisition Agreement. This obligation was satisfied on behalf of the Company by the Company's President and Chief Executive Officer with the transfer of 300,000 restricted, unregistered shares of the Company's common stock owned by the Company's President and Chief Executive Officer. The Company recognized a charge to operations of approximately $1,959,450 for the fair value of these shares, as calculated on the discounted (50.0%) value of the quoted closing price of the Company's common stock on the date of settlement and the Company's President and Chief Executive Officer was given credit for this payment against the amount due from the President on the exercise of options to purchase 160,000 shares of stock.

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

                      Phoenix Resources Technologies, Inc.

Note 12 - Subsequent Events

Office Lease Agreement
----------------------

On August 21, 2000, the Company executed a lease payable for office facilities. The lease requires minimum monthly lease payments of approximately $900 per month. The Company and the landlord remain in negotiation, as of the date of this filing, as to the ultimate initial term of this agreement.

Issuances of common stock
-------------------------

On August 8, 2000, options to purchase 2,000 common shares were exercised by Peter Somogyi; and the shares issued for total proceeds of $ 14,000 to the Company. The quoted market price of the Company's stock at the date of exercise was approximately $10.00. The difference between the exercise price and the market price of the Company's stock was charged to operations on the exercise date for the above exercise of stock options

Loan payable to a related party
-------------------------------

On August 30, 2000 a Company director loaned $100,000 to the Company in the form of a demand loan bearing 6.5% interest.

Acquisition
-----------

On September 6, 2000, the Company executed a Letter of Intent for the purposes of acquiring Valley Professionals, Inc., a San Jose, California, software consulting firm specializing in database applications. The ultimate consummation of this transaction is subject to the satisfactory completion of due diligence procedures on the part of both the Company and Valley Professionals, Inc.



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

(2)  General

On November 3, 1999, Cyclone Financing Group, Inc. ("Cyclone") transferred all of its rights in the HHPN Option Agreement to purchase up to 100% of HHPN Development Corporation ("HHPN") to the Company by way of an Assignment Agreement. Pursuant to the terms of the assigned HHPN Option Agreement, the Company may exercise its option in up to three stages, described as Options 1, 2, and 3 respectively. On February 10, 2000, the Company exercised Option 1 of the HHPN Option Agreement, which provides for a total of $2,500,000.00 as consideration for the acquisition of a 50% interest in HHPN by the Company. Under the terms of this Option 1, the $2,500,000.00 price is required to be paid in monthly installment payments of between $17,000.00 and $200,000.00, pursuant to a budget acceptable to HHPN and the Company. As of July 31, 2000, the Company has paid a total of approximately $384,600.00 towards these installment obligations under the exercised Option 1 of the HHPN Option Agreement, in payments either directly to HHPN or on behalf of HHPN as provided for therein. Further, as of the date of this filing, the Company remains in negotiation to complete this acquisition.

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

HHPN Development Corp. has created a suite of Web development tools, also known as a web application server, originally code named DBPanacea, and since re-branded XLiRAD (names used interchangeably herein), which is designed to increase the flexibility while lowering the cost of developing Web sites that require database functionality, e.g. Internet based business applications and Web sites used for e-commerce transactions. The Company's goals are to develop HHPN or DBPanacea, retain a senior management team for the Company and ultimately acquire 100% of HHPN.

In February and March 2000, the Company received favorable independent evaluations of HHPN's principal product called XLiRAD, and believes that positive market acceptance of HHPN's internet web application software product could generate revenues for the Company.

The Company believes that websites developed with the HHPN software product will be able to operate on WindowsNT, UNIX, LINUX or MAC without recoding, using SQL, Sybase, Oracle and most other database engines. Further, the software is anticipated to run on any webserver including Apache, Netscape Server or any other server that supports servlets. The software is in its first product form and under refinement. Although early testing has provided positive feedback, the Company acknowledges that it will have to invest heavily in ongoing development to continue maintain and create ongoing technological advances and there is no guarantee that it will be able to do so. Most of the Company's existing competitors have greater resources, which will make it difficult for the Company to compete.

(3)  Plan of Operations

Since October 31, 1999, the Company has been reorganized and its operations to date have been in the areas of setting up its organization and financing. As a result, the Company's personnel and related costs are anticipated to increase in future periods.

The Company needs to raise capital to continue its operations. HHPN is also dependent on the Company for its working capital requirements. In the nine months of fiscal year to date, the Company has continued substantial operating losses which utilize most of its available cash reserves. The Company anticipates that it will continue to incur net losses for the foreseeable future. The Company continues to have no operating revenue. The Company has incurred aggregate general and administrative expenses of approximately $4,861,623, including non- cash charges to operations totaling approximately $3,749,670 for difference between the "fair value" of its common stock at the date of the exercise of granted stock options and the actual cash proceeds received. Total loss per share for the nine months ended July 31, 2000 was $(0.51).

Further, on September 6, 2000, the Company executed a Letter of Intent for the purposes of acquiring Valley Professionals, Inc., a San Jose, California, software consulting firm specializing in database applications. The ultimate consummation of this transaction is subject to the completion of due diligence procedures on the part of both the Company and Valley Professionals, Inc.

There are certain risk factors associated with the Company, its negotiations involving HHPN and future products including XLiRAD which are described as follows. In such description, the Company is referred to as "We", with "Our" denoting the possessive.

(1)  WE HAVE SUBSTANTIAL NET LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

     Since we began operations, we have incurred substantial net losses in every fiscal period. We cannot be certain when we will become profitable, if at all. Failure to achieve profitability within the time frame expected by investors may adversely affect the market price of our common stock. At our year ended October 31, 1999, we had generated no revenue and a net loss of approximately $22,000. For the nine months ended July 31, 2000, we had generated no revenue and a net loss of $4,882,000, including non-cash charges aggregating approximately $3,880,000. We expect to increase expenditures in several areas of our business, particularly in sales and marketing in order to execute our Business Plan.

(2)  NEED FOR ADDITIONAL FINANCING

     The Company is expected to require additional working capital or other funds at a later date for its funding obligations under the HHPN Agreement and the maintenance and expansion of the Company's operations. HHPN is also dependent on the Company for working capital. The XLiRAD product is currently in the near- market stage, but at the direction of current management is continuing rigorous testing and exposure to focus group demonstration and assessment for final improvement and to reduce the chance of unforeseen "bugs" or "glitches". There is no assurance that we will be successful in obtaining additional financing or that such financing will be available, nor if such financing becomes available that it would be upon acceptable terms to the Company.

(3)  SUBSTANTIAL DILUTION TO NEW INVESTORS

     At July 31, 2000, we had a net tangible book value of approximately $179,000 or approximately $0.02 per share of common stock issued and outstanding. Net tangible book value per share represents the amount of our total tangible assets less our total liabilities, divided by the number of shares of common stock outstanding. Any offerings generally result in an immediate increase in the net tangible book value per share of common stock to existing shareholders and an immediate dilution per share to new investors purchasing our units in the offering. The effects are significant. Dilution is determined by subtracting net tangible book value per share after the offering from the offering price to investors.

(4) OUR LIMITED OPERATING HISTORY MAKES THE EVALUATION OF OUR BUSINESS AND PROSPECTS DIFFICULT.

     The Company has no revenues. Accordingly, we have no operating history on which you can base your evaluation of our business and prospects. This also requires the Company to be dependent on outside sources, including current controlling shareholders, for significant amounts of investment. In addition, the Company's prospects must be considered in light of the risks and uncertainties encountered by companies in an early stage of development in new and rapidly evolving markets, particularly those markets which depend on the Internet.

(5)  THE DEVELOPMENT OF A MARKET FOR OUR PRODUCTS IS UNCERTAIN.

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

(6)  SYSTEM FAILURES

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

(7) REGULATIONS OR CONSUMER CONCERNS REGARDING PRIVACY ON THE INTERNET COULD LIMIT MARKET ACCEPTANCE OF FUTURE PRODUCTS

     Any personalization features of the Company's future products could allow our customers to develop and maintain web user profiles to tailor content to specific users. Profile development involves both data supplied by the user and data derived from the user's web site behavior. Privacy concerns may cause users to resist providing personal data or to avoid web sites that track user behavior. In addition, legislative or regulatory requirements may heighten consumer concerns if businesses must notify web site users that user profile data may be used to direct product promotion and advertising to users. If privacy legislation is enacted or consumer privacy concerns limit the market acceptance of personalization software, our business, financial condition and operating results could be harmed.

     Our future products could use cookies to track demographic information and user preferences. A cookie is information keyed to a specific user that is stored on a computer's hard drive, typically without the user's knowledge. Cookies are generally removable by the user, although removal could affect the content available on a particular site. We are aware that certain parties have urged passage of laws limiting or abolishing the use of cookies. If such laws are passed or if users begin to delete or refuse cookies as a common practice, market demand for our products could be reduced.

(8)  WE COULD COMPETE WITH ALLAIRE, BEA, IBM, ORACLE, MICROSOFT AND VIGNETTE

     Our future products could compete primarily with Allaire, BEA, IBM, Oracle, Microsoft and Vignette in the market for web application servers and related software products. These companies have a longer operating history, a larger installed base of customers and substantially greater financial, distribution, marketing and technical resources than our company. As a result, we may not be able to compete effectively with these companies, or others, now or in the future, and our business, operating results and financial condition may be materially adversely affected.

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

(9) WE OPERATE IN HIGHLY COMPETITIVE MARKETS AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

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

(10) OUR FAILURE TO EFFECTIVELY DEVELOP AND MARKET MAY ADVERSELY AFFECT OUR BUSINESS.

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

(11) PRTI/HHPN HAS NO DISTRIBUTION.

     PRTI/HHPN had no distribution as of July 5, 2000 and in the future PRTI/HHPN can be expected to derive a substantial portion of their revenue from a small number of distributors. A reduction in orders to a significant distributor could have a material adverse effect on our business, operating results and financial condition.

(12) PRTI/HHPN MAY BE UNABLE TO HIRE AND RETAIN THE SKILLED PERSONNEL WE NEED TO SUCCEED.

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

(13) OUR FAILURE TO PROPERLY MANAGE OUR GROWTH COULD STRAIN OUR RESOURCES AND ADVERSELY AFFECT OUR BUSINESS.

     If successful, our failure to manage our rapid growth could have a material adverse effect on the quality of our products, our ability to retain key personnel and our business, operating results and financial condition. To manage future growth effectively we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations.

(14) IF WE LOSE THE SERVICES OF RON WILKINS, MICHAEL BAHLO OR MICHAEL LAMB OUR BUSINESS WOULD SUFFER.

     Our future success depends to a significant degree on the skills, experience and efforts of our President, Ron Wilkins and other Directors or Officers such as Michael Bahlo and Michael Lamb. The loss of the services of these Officers and/or Directors, as well as key employees enhancing XLiRAD, could have a material adverse effect on our business, operating results and financial condition. We also depend on the ability of our executive officers and other members of senior management to work effectively as a team. The Company is in the process of developing and executing employment agreements with our executive officers. The Company does not have any key person life insurance on any Officer or Director.

(15) CONFLICTS OF INTEREST

     The Company's Directors and Officers are, or may become, in their individual capacities, officers, directors, controlling shareholders and/or partners or other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, effort, and corporate opportunity, involved in participation with other business entities.

(16) CONTROL BY THE MANAGEMENT

     The Officers and Directors of the Company currently own approximately 77% of the outstanding common stock of the Company. Accordingly, the Board of Directors and the Officers of the Company will exercise control over the Company, including control over the election of directors and the appointment of officers of the Company.

(17) OUR SUCCESS DEPENDS ON OUR ABILITY TO PROTECT ITS PROPRIETARY TECHNOLOGY.

     Our success depends to a significant degree upon the protection of any future software and other proprietary technology. The unauthorized reproduction or other misappropriation of our technology could enable third parties to benefit from such technology without paying for it. This could have a material adverse effect on our business, operating results and financial condition.

     If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive and could involve a high degree of risk.

(18) CLAIMS BY OTHER COMPANIES THAT HHPN INFRINGES THEIR COPYRIGHTS OR PATENTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     If any of our future products violate third party proprietary rights, we may be required to re-engineer its product or seek to obtain licenses from third parties to continue to offer the product. Any efforts to re- engineer our future products or obtain licenses on commercially reasonable terms may not be successful, and, in any case, would substantially increase our costs and have a material adverse effect on our business, operating results and financial condition. We have not conducted comprehensive patent searches to determine whether the technology used in its products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

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

(19) NO DIVIDENDS ANTICIPATED TO BE PAID

     The Company has never paid any dividends and does not anticipate paying dividends in the foreseeable future. The future payment of dividends is directly dependent upon our future earnings, our financial requirements and other factors to be determined by the Board of Directors.

(20) THE PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

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

     In addition, the stock market in general, and the market prices for start-up companies, in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. Our stock closed at $7.00 on December 31, 1999; at $16.00 on March 31, 2000 and at $10.00 on July 31, 2000.

     Recently, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought such a lawsuit against us, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

(21) WE WILL NEED TO INVEST IN HHPN, OPERATIONS AND ON THE LAUNCH OF XLIRAD.

     Pursuant to the agreement with HHPN dated November 3, 1999, the Company exercised its option on February 10, 2000 to fund HHPN a minimum of $17,000 per month up to a maximum of $200,000 per month until the Company has paid a total of $2,500,000 for 50% of the issued and outstanding shares of HHPN. As of August 29, 2000 the Company had paid HHPN the sum of $417,802. Additional sums must be invested in HHPN to complete payment for the option exercise and to defray the costs of further development and additional staffing to support the launch of XLiRAD. PRTI will incur substantial marketing and sales costs and retain additional staff to launch XLiRAD and there can be no assurance that any of these efforts will result in revenues to the Company.

     Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

(4)  Liquidity and Capital Resources

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

The Company's ability to implement its business plan is dependent upon obtaining adequate financial resources. The Company has been engaged in various exploratory discussions with prospective investors. While no specific terms have been negotiated, a due diligence process has begun on behalf of some investors who are considering a equity investment in the company. No assurance can be made that a private placement or public offering of Company's equity will be successful. In such an instance the Company intends to rely upon certain shareholders to meet future financing needs for the remainder of fiscal year 2000 while the Company pursues other financing alternatives.

At July 31, 2000, the Company had cash and cash equivalents of approximately $112,298 compared to $-0- at July 31, 1999. Working capital, defined as current assets less current liabilities, was approximately ($198,528) at July 31, 2000 as compared to $-0- at July 31, 1999. The Company had current assets of approximately $112,298 and cumulative stockholders' equity of $179,327 at July 31, 2000 compared to current assets of $-0- and cumulative stockholders' deficit of $(306,621) at July 31, 1999.

The Company had minimal capital expenditures for the nine months ended July 31, 2000. However, the Company anticipates that it will need to purchase the appropriate equipment in the near future to implement the launch of its products.

Net cash flow provided by financing activities increased from $-0- at July 31, 1999 to $1,288,000 for the period ended July 31, 2000. The increase is primarily due to the proceeds from exercised stock options and a private placement of restricted stock. Initial working capital during Fiscal 2000 was provided by a loan from the Company's President and Chief Executive Officer, which was subsequently repaid during the first six months of Fiscal 2000. The Company has not paid dividends in prior periods and does not intend to pay cash dividends in the foreseeable future.

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

On June 2, 2000, as part of a private placement, the Company issued 4,000 shares at a price of $6.25 per share for total gross proceeds of $25,000. As part of the placement, 4,000 fee warrants were issued with a strike price of $7.50 and a term of 2 years.

On July 31, 2000, as part of a private placement, the Company sold 10,000 shares at a price of $5.00 per share for total gross proceeds of $50,000. As of the date of this transaction, "fair value" of the common stock issued was approximately $50,000 based on the discounted closing price of the company's common stock. Therefore no charge to compensation expense was required.

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

(5)  Year 2000 Considerations

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

Part II - Other Information

Item 1 - Legal Proceedings

     See Notes to the Financial Statements

Item 2 - Changes in Securities

     On May 2, 2000, the Company granted options to purchase 500 shares of the Company's common stock at an exercise price of $0.01 per share under the 1999 Nonqualifying Stock Option Plan to consultant, Patrick McEvoy. On May 4, 2000, options to purchase 500 common shares were exercised by Patrick McEvoy; and the shares issued for total proceeds of $5.00 to the Company. The quoted market price of the Company's stock at the date of exercise was approximately $13.25. The difference between the exercise price and the market price of the Company's stock was charged to operations on the exercise date for the above exercise of stock options.

     On May 23, 2000, options to purchase 1,500 common shares were exercised by Peter Somogyi; and the shares issued for total proceeds of $ 10,500 to the Company. The quoted market price of the Company's stock at the date of exercise was approximately $13.00. The difference between the exercise price and the market price of the Company's stock was charged to operations on the exercise date for the above exercise of stock options. On May 31, 2000, Jason Lee and Peter Somogyi rescinded an aggregate total of 75,000 options.

     On June 26, 2000, the Company granted qualified options to purchase 200,000 shares of the Company's common stock at an exercise price of $8.50 per share under the amended 1999 Option Plan to Ronald J. Wilkins, the Company's new President and Chief Executive Officer.

     On July 17, 2000, the Company granted qualified options to purchase 100,000 shares of the Company's common stock at an exercise price of $9.125 per share under the amended 1999 Option Plan to Michael Bahlo, the Company's new Executive Vice-President, Sales & Marketing.

     On July 17, 2000, the Company granted qualified options to purchase 100,000 shares of the Company's common stock at an exercise price of $10.125 per share under the amended 1999 Option Plan to Michael Lamb, the Company's new Chief Operating Officer.

     On July 31, 2000, non-qualified options to purchase 100,000 common shares were granted to Ben Traub, Chairman of the Board in consideration of the value of ongoing services and assistance provided to the Company and to reimburse him for expenses thereby incurred. On July 31, 2000, 39,000 of these options were exercised by Mr. Traub under the Amended 1999 Stock Option Plan. These options were exercised specifically for retiring the $100,000 CFGi loan to the Company on July 25, 2000, for private share transfers for PRTI expenses totaling $179,754.38, CFGi's out of pocket PRTI expenses totaling $95,245.62, and Mr. Traub's out of pocket expenses of $15,000.00. The closing market price of the Company's stock at the date of exercise was $10.00. There was no difference between the exercise price and the market price of the Company's stock on the exercise date of the stock options; therefore no charge was made to operations.


Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

On July 21, 2000, the Company held its Annual General Meeting of Shareholders. There were 6,775,360 shares represented at this meeting out of 9,696,100 shares issued and outstanding at the date of the Company's proxy statement. This amount represents approximately 69.88%, which represented a valid quorum. No proxies were received related to the Company's circulated proxy statement.

The following actions were taken at this meeting

(1)  Election of Directors: 6,775,360 votes For; -0- Against
         Benjamin Traub - Chairman of the Board
         Ellen Luthy - Secretary and Treasurer
         Rob Seitz - Director
         Dick Monson - Director
         Warren Gacsi - Director

(2) Adoption of the Amended 1999 Stock Option Plan: 6,775,360 votes For; -0-Against

(3) Ratification of the Actions of the Board of Directors during the preceding year: 6,775,360 votes For; -0- Against

(4) Affirmation of the Company's mandate to pursue possible acquisition of various entities with technology synergistic to that of the Company and with established revenues, distribution channels and marketing expertise:
     6,775,360 votes For; -0- Against

Item 5 - Other Information

       None

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

       Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

       None

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Phoenix Resources Technologies, Inc.

September    13   , 2000                            /s/ Ron Wilkins
          --------                          ------------------------------------
                                                                     Ron Wilkins
                                                               President and CEO